Form 10-Q
period 2023-07-09
CAVA GROUP, INC.
filed 2023-08-16
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 09, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-41721
CAVA Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3426661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Ridge Square NW, Suite 500 Washington, DC	20016
(Address of principal executive offices)	(Zip Code)
202-400-2920
Registrant's telephone number, including area code
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CAVA	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 113,583,513 shares of common stock as of August 11, 2023.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude interest expense (income), net, provision for income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, restructuring and other costs, and certain non-recurring public company costs;
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA as a percentage of revenue;
“CAVA Average Unit Volume” or “CAVA AUV” represents total revenue of operating CAVA Restaurants that were open for the entire trailing thirteen periods, and digital kitchens sales for such period, divided by the number of operating CAVA Restaurants that were open for the entire trailing thirteen periods;
“CAVA digital kitchen” is defined to include kitchens used for third-party marketplace and native delivery, digital order pickup and/or centralized catering production, and that has neither in-restaurant dining nor customer-facing make lines;
“CAVA Digital Revenue Mix” represents the portion of CAVA revenue related to digital orders as a percentage of total CAVA revenue;
“CAVA hybrid kitchen” is defined to include kitchens that have enhanced kitchen capabilities to support centralized catering production and that also have in-restaurant dining and customer-facing make lines;
“CAVA Restaurant-Level Profit,” a segment measure of profit and loss, represents CAVA Revenue in the specified period less food, beverage, and packaging, labor expenses, occupancy expenses, and other operating expenses, excluding depreciation and amortization, in the period. CAVA Restaurant-Level Profit excludes pre-opening costs;
“CAVA Restaurant-Level Profit Margin” represents CAVA Restaurant-Level Profit as a percentage of CAVA Revenue;
“CAVA Restaurants” is defined to include all CAVA restaurants, including converted Zoes Kitchen locations and CAVA hybrid kitchens, that are open as of the end of the specific period. CAVA Restaurants exclude one restaurant operating under a license agreement and CAVA digital kitchens;
“CAVA Revenue” is defined to include all revenue attributable to CAVA restaurants in the specified period, excluding one restaurant operating under a license agreement;
“CAVA Same Restaurant Sales Growth” is defined as the period-over-period sales comparison for CAVA restaurants that have been open for 365 days or longer (including converted Zoes Kitchen locations that have been open for 365 days or longer after the completion of the conversion to a CAVA restaurant);
“digital orders” means orders made through catering, digital channels, such as the CAVA app and the CAVA website. Digital orders include orders fulfilled through third-party marketplace and native delivery and digital order pick-up;
“guest traffic” means the number of entrees ordered in-restaurant and through digital orders; and
“Net New CAVA Restaurant Openings” is defined as new CAVA restaurant openings (including CAVA restaurants converted from a Zoes Kitchen location) during a specified reporting period, net of any permanent CAVA restaurant closures during the same period.
We operate on a 52-week or 53-week fiscal year that ends on the last Sunday of the calendar year. In a 52-week fiscal year, the first fiscal quarter contains sixteen weeks and the second, third, and fourth fiscal quarters each contain twelve weeks. In a 53-week fiscal year, the first fiscal quarter contains sixteen weeks, the second and third fiscal quarters each contain twelve weeks, and the fourth fiscal quarter contains thirteen weeks. References to “thirteen periods” are to the 13 accounting periods we have in each fiscal year, with each accounting period being four weeks, except in a 53-week fiscal year which will contain one accounting period of five weeks.
Certain numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. These statements may include words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” “outlook,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following: our operation in a highly competitive industry; our ability to open new restaurants while managing our growth effectively and maintaining our culture; our ability to successfully identify appropriate locations and develop and expand our operations in existing and new markets; the profitability of new restaurants, and any impact to sales at our existing locations; the impact of changes in guest perception of our brand; our ability to successfully market our restaurants and brand; the impact of food safety and food-borne illness concerns, including at our manufacturing facilities; our ability to maintain or increase prices; our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings; the risks associated with leasing property; our ability to successfully expand our digital and delivery business; our ability to utilize, recognize, respond to, and effectively manage the immediacy of social media; our ability to achieve or maintain profitability in the future, especially if we continue to grow at an accelerated rate; our ability to realize the anticipated benefits from past and potential future acquisitions, investments or other strategic initiatives; our ability to manage our manufacturing and supply chain effectively; the impact of shortages, delays, or interruptions in the delivery of food items and other products; our ability to successfully optimize, operate, and manage our production facilities; the risks associated with our reliance on third parties; the impact of increases in food, commodity, energy, and other costs; the impact of increases in labor costs, labor shortages, and our ability to identify, hire, train, motivate and retain the right team members; our ability to attract, develop, and retain our management team and key team members; the impact of any cybersecurity breaches; the impact of failures, or interruptions in, or our inability to effectively scale and adapt, our information technology systems; our ability to comply with, or changes in, the extensive laws or regulations requirements to which we are subject, including those related to privacy; the impact of economic factors and guest behavior trends; the impact of evolving rules and regulations with respect to environmental, social and governance matters; and the impact of climate change and volatile adverse weather conditions; and each of the other factors set forth under the heading “Risk Factors” in our filings with the United States Securities and Exchange Commission.
You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events or otherwise.
3

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share amounts)	July 9, 2023	December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$352,845	$39,125
Trade accounts receivable, net	4,326	2,827
Other accounts receivable	7,552	4,908
Inventories	5,357	5,139
Prepaid expenses and other	4,534	6,151
Total current assets	374,614	58,150
Property and equipment, net	298,318	242,983
Operating lease assets	289,126	273,876
Goodwill	1,944	1,944
Intangible assets, net	1,355	1,382
Other long-term assets	5,018	5,548
Total assets	$970,375	$583,883

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,204	$14,311
Accrued expenses and other	66,388	40,468
Operating lease liabilities - current	34,106	29,539
Total current liabilities	114,698	84,318
Deferred income taxes	28	28
Operating lease liabilities	299,473	285,194
Other long-term liabilities	367	538
Total liabilities	414,566	370,078
Commitments and Contingencies (Note 11)
Preferred stock:
Redeemable preferred stock, par value $0.0001 per share; 250,000,000 and 111,874,110 shares authorized; zero and 95,203,554 shares issued and outstanding, respectively	—	662,308
Stockholders' equity:
Common stock, par value $0.0001 per share; 2,500,000,000 and 150,000,000 shares authorized; 113,580,645 and 1,409,460 issued and outstanding, respectively	11	—
Treasury stock, at cost; 1,037,145 shares and 886,278 shares, respectively	(8,085)	(6,619)
Additional paid-in capital	1,020,428	19,059
Accumulated deficit	(456,545)	(460,943)
Total stockholders’ equity	555,809	(448,503)
Total liabilities, preferred stock and stockholders' equity	$970,375	$583,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Revenue	$172,894	$135,915	$375,977	$294,926
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	51,000	43,741	110,118	94,645
Labor	42,417	37,731	94,571	84,753
Occupancy	13,400	12,214	29,999	28,954
Other operating expenses	20,646	16,624	45,294	38,825
Total restaurant operating expenses	127,463	110,310	279,982	247,177
General and administrative expenses	23,321	16,284	52,345	37,221
Depreciation and amortization	10,709	8,946	23,568	21,765
Restructuring and other costs	1,853	1,650	4,068	2,934
Pre-opening costs	3,400	4,484	9,399	8,050
Impairment and asset disposal costs	386	2,579	3,105	6,010
Total operating expenses	167,132	144,253	372,467	323,157
Income (loss) from operations	5,762	(8,338)	3,510	(28,231)
Interest (income) expense, net	(699)	34	(674)	377
Other income, net	(118)	(198)	(292)	(456)
Income (loss) before income taxes	6,579	(8,174)	4,476	(28,152)
Provision for income taxes	40	56	78	96
Net income (loss)	$6,539	$(8,230)	$4,398	$(28,248)
Earnings (loss) per common share:
Net income (loss) per share, basic	$0.23	$(6.23)	$0.34	$(21.58)
Net income (loss) per share, diluted	$0.21	$(6.23)	$0.29	$(21.58)
Weighted average shares outstanding, basic	28,366	1,322	13,098	1,309
Weighted average shares outstanding, diluted	31,279	1,322	15,212	1,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Twelve Weeks Ended July 9, 2023 and July 10, 2022

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
($ in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—April 17, 2022	95,203,554	$662,308	1,310,658	$—	845,664	$(6,337)	$15,976	$(421,974)	$(412,335)
Equity-based compensation	—	—	—	—	—	—	984	—	984
Stock options exercised	—	—	11,811	—	—	—	27	—	27
RSU vesting	—	—	5,937	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(1,872)	—	1,872	(13)	—	—	(13)
Net loss	—	—	—	—	—	—	—	(8,230)	(8,230)
Balance—July 10, 2022	95,203,554	$662,308	1,326,534	$—	847,536	$(6,350)	$16,987	$(430,204)	$(419,567)

Balance—April 16, 2023	95,203,554	$662,308	1,703,235	$—	1,030,500	$(7,987)	$20,030	$(463,084)	$(451,041)
Equity-based compensation	—	—	—	—	—	—	1,743	—	1,743
Stock options exercised	—	—	42,682	—	—	—	246	—	246
RSU vesting	—	—	26,709	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(6,645)	—	6,645	(98)	—	—	(98)
Proceeds from initial public offering, net of underwriting fees and offering costs of $29.3 million	—	—	16,611,110	1	—	—	336,110	—	336,111
Conversion of preferred stock	(95,203,554)	(662,308)	95,203,554	10	—	—	662,299	—	662,309
Net income	—	—	—	—	—	—	—	6,539	6,539
Balance—July 9, 2023	—	$—	113,580,645	$11	1,037,145	$(8,085)	$1,020,428	$(456,545)	$555,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Twenty-Eight Weeks Ended July 9, 2023 and July 10, 2022

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
($ in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 26, 2021	95,203,554	$662,308	1,124,532	$—	747,048	$(5,708)	$15,219	$(402,532)	$(393,021)
Equity-based compensation	—	—	—	—	—	—	1,740	—	1,740
Stock options exercised	—	—	12,267	—	—	—	28	—	28
RSU vesting	—	—	290,223	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(100,488)	—	100,488	(642)	—	—	(642)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	—	—	576	576
Net loss	—	—	—	—	—	—	—	(28,248)	(28,248)
Balance—July 10, 2022	95,203,554	$662,308	1,326,534	$—	847,536	$(6,350)	$16,987	$(430,204)	$(419,567)

Balance—December 25, 2022	95,203,554	$662,308	1,409,460	$—	886,278	$(6,619)	$19,059	$(460,943)	$(448,503)
Equity-based compensation	—	—	—	—	—	—	2,671	—	2,671
Stock options exercised	—	—	60,433	—	—	—	289	—	289
RSU vesting	—	—	446,955	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(150,867)	—	150,867	(1,466)	—	—	(1,466)
Proceeds from initial public offering, net of underwriting fees and offering costs of $29.3 million	—	—	16,611,110	1	—	—	336,110	—	336,111
Conversion of preferred stock	(95,203,554)	(662,308)	95,203,554	10			662,299		662,309
Net income	—	—	—	—	—	—	—	4,398	4,398
Balance—July 9, 2023	—	$—	113,580,645	$11	1,037,145	$(8,085)	$1,020,428	$(456,545)	$555,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Eight Weeks Ended
($ in thousands)	July 9, 2023	July 10, 2022
Cash flows from operating activities:
Net income (loss)	$4,398	$(28,248)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	23,541	18,385
Amortization of intangible assets	27	3,380
Equity-based compensation	2,671	1,740
Impairment and asset disposal costs	3,105	6,010
Changes in operating assets and liabilities:
Trade accounts receivable	(1,499)	(560)
Other accounts receivable	(2,644)	(1,852)
Inventories	(217)	(353)
Prepaid expenses and other	1,371	(232)
Operating lease assets	(18,035)	(31,815)
Accounts payable	(281)	(2,244)
Accrued expenses and other	13,944	(276)
Operating lease liabilities	20,729	34,633
Net cash provided by (used in) operating activities	47,110	(1,432)
Cash flows from investing activities:
Purchase of property and equipment	(72,478)	(45,612)
Net cash used in investing activities	(72,478)	(45,612)
Cash flows from financing activities:
Proceeds from long-term debt	6,000	—
Payments on long-term debt	(6,000)	—
Purchase of treasury stock	(1,466)	(642)
Stock options exercised	289	28
Proceeds from initial public offering, net of underwriting fees of $22.8 million	342,604	—
Offering costs paid	(1,922)	—
Payment of loan acquisition fees	(365)	(963)
Payments on finance lease obligations	(52)	(53)
Net cash provided by (used in) financing activities	339,088	(1,630)
Net change in cash and cash equivalents	313,720	(48,674)
Cash and cash equivalents - beginning of year	39,125	140,332
Cash and cash equivalents - end of period	$352,845	$91,658

Supplemental Disclosure of Cash Flow Information:
Offering costs not yet paid	$3,462	$—
Cash paid for interest related to long-term debt	276	102
Cash paid for income taxes	166	297
Change in accrued purchases of property and equipment	8,727	3,443
Conversion of redeemedable preferred stock into common stock in connection with initial public offering	662,309	—

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company”, “we”, “us”, and “our” unless specified otherwise) was formed as a Delaware corporation on February 27, 2015, as a holding company. On April 3, 2015, the Company acquired all of the outstanding membership interests in CAVA Foods, LLC, which includes the Consumer Packaged Goods (“CPG”) business consisting of the Company’s proprietary dips, spreads and dressings. On November 21, 2018, the Company acquired all of the outstanding common stock of Zoes Kitchen, Inc. as part of the Company’s strategic expansion initiative.
The Company is headquartered in Washington D.C. and, as of July 9, 2023, the Company operated 279 fast-casual CAVA restaurants in 24 states and Washington D.C. The number of CAVA restaurants excludes one location operating under a licensing arrangement and digital kitchens. The Company’s restaurants serve healthful, fast-casual Mediterranean fare. The Company’s dips and spreads, which are centrally produced, are sold nationally through grocery stores, including Whole Foods Markets, while its dressings are available at grocery stores in select markets.
The Company’s operations are conducted as two reportable segments: CAVA and Zoes Kitchen. These segments were determined on the same basis that the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations.
The Company has been focused on a strategy of converting Zoes Kitchen restaurants into CAVA restaurants, which is substantially complete, in addition to opening new CAVA restaurants. The first conversion restaurant opened on November 8, 2019. As of July 9, 2023, the Company has opened 151 conversion restaurants and plans to open the remaining two conversion restaurants in the second half of 2023.
Stock Split—On June 2, 2023, the Company effectuated a 3-to-1 forward stock split of its common stock and preferred stock. The forward stock split did not result in an adjustment to the par value. All references in the accompanying consolidated financial statements and related notes to the number of shares of common stock, preferred stock, options to purchase common stock, restricted stock units, and per share data have been restated on a retroactive basis for all periods presented to reflect the effect of this action.
Initial Public Offering—On June 20, 2023, we completed an initial public offering (the “IPO”) of 16,611,110 shares of common stock at a price of $22.00 per share, which included 2,166,666 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, we received net proceeds from the offering of $336.1 million, of which $3.5 million of offering expenses were unpaid as of July 9, 2023. In connection with the IPO, 95,203,554 outstanding shares of preferred stock were converted into an equivalent number of shares of common stock. See Note 8 (Redeemable Preferred Stock and Stockholders’ Equity) for more information.
Interim Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“US GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.
Certain information and footnote disclosures normally included in annual financial statements presented in accordance with US GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Due to the seasonality of our business, results for any interim financial period are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with opening new restaurants. These interim unaudited condensed consolidated financial statements do not represent complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 25, 2022 included in our final prospectus filed with the SEC on June 16, 2023 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of CAVA Group, Inc. and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions.

Fiscal Year—The Company operates on a 52-week or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal year ending December 31, 2023 (“fiscal 2023”) and the fiscal year ended December 25, 2022 (“fiscal 2022”) have 53 weeks and 52 weeks, respectively. In a 52-week fiscal year, the first fiscal quarter contains sixteen weeks and the second, third, and fourth fiscal quarters each contain twelve weeks. In a 53-week fiscal year, the first fiscal quarter contains sixteen weeks, the second and third fiscal quarters each contain twelve weeks, and the fourth fiscal quarter contains thirteen weeks.
Use of Estimates—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include valuation of long-lived, definite and indefinite-lived assets, impairment of long-lived, definite and indefinite-lived assets, estimated useful lives of assets, the Company’s incremental borrowing rate, allowance for doubtful accounts, the fair value of equity-based compensation and common stock, and deferred tax valuation allowances. These estimates are based on information available as of the date of the consolidated financial statements; therefore actual results could differ from those estimates.
Recently Adopted Accounting Standards—On December 26, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses on financial instruments. The amendments in ASU 2016-13 replace the incurred loss model in existing GAAP with a forward-looking expected credit loss model that requires consideration of a broad range of information to estimate credit losses. The adoption of this standard did not have a material impact on our financial position or results from operations.
Recently Issued Accounting Standards— The Company reviewed all other recently issued accounting standards and determined they were either not applicable or not expected to have a material impact on our financial position or results from operations.
JOBS Act Election—In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay adoption of certain accounting standards until those standards would apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies and, as a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
2.    REVENUE
The Company’s revenue was as follows for the periods indicated:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
($ in thousands)	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Restaurant revenue	$171,089	$134,150	$371,717	$290,897
CPG revenue and other	1,805	1,765	4,260	4,029
Revenue	$172,894	$135,915	$375,977	$294,926
Revenue from the sale of the Company’s gift cards and loyalty program is included in restaurant revenue. Refer to Note 6 (Accrued Expenses and Other) for the Company’s gift card and loyalty liabilities balances. Revenue recognized from the redemption of gift cards, including breakage, that was included in the gift card liability at the beginning of the year was $0.1 million during each of twelve weeks ended July 9, 2023 and July 10, 2022. Revenue recognized from the redemption of gift cards, including breakage, that was included in the gift card liability at the beginning of the year was $0.4 million and $0.5 million during the twenty-eight weeks ended July 9, 2023 and July 10, 2022, respectively. The full amount of the outstanding loyalty liability as of July 9, 2023 is expected to be recognized within one year due to the expiration of loyalty rewards being less than one year.

3.    FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis—Assets recognized or disclosed at fair value in the accompanying unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, net, operating lease assets, goodwill, and intangible assets, net. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Certain operating lease assets for which impairment losses of $0.7 million and $0.6 million were recognized during the twenty-eight weeks ended July 9, 2023 and July 10, 2022, respectively, were measured at fair value, on a non-recurring basis as of April 16, 2023 and July 10, 2022, respectively. The fair value of these assets was concluded to be $0.4 million and zero, respectively, using an income approach (discounted cash flow method), which was measured using Level 3 inputs (unobservable inputs). Unobservable inputs include the discount rate and projected restaurant revenues and expenses. Refer to Note 4 (Property and Equipment, net) for more information.
4.    PROPERTY AND EQUIPMENT, NET
The following table presents the Company’s property and equipment, net as of the periods indicated:

($ in thousands)	July 9, 2023	December 25, 2022
Land	$600	$600
Leasehold improvements	236,605	206,849
Equipment	68,831	58,430
Furniture and fixtures	18,998	18,472
Computer hardware and software	36,690	35,190
Vehicles	565	565
Construction in progress	55,699	36,269
Total property and equipment, gross	417,988	356,375
Less accumulated depreciation	(119,670)	(113,392)
Total property and equipment, net	$298,318	$242,983
Construction in progress relates to CAVA new restaurant openings, including conversion of Zoes Kitchen restaurants in connection with the Company’s conversion strategy, construction of the new production facility in Verona, VA, as well as technology improvements.
In connection with the Company’s conversion strategy described in Note 1 (Nature of Operations and Basis of Presentation), the Company recognized impairment losses related to operating lease assets of closed restaurants within the Zoes Kitchen segment of $0.7 million during the twenty-eight weeks ended July 9, 2023, and $0.6 million during the twelve and twenty-eight weeks ended July 10, 2022. Impairment charges are recorded within asset impairment and disposal costs in the accompanying unaudited condensed consolidated statements of operations.
5.    GOODWILL AND INTANGIBLE ASSETS, NET
During the twelve and twenty-eight weeks ended July 9, 2023 and July 10, 2022, there were no changes in the carrying amount of goodwill of $1.9 million.

The following tables present the Company’s intangible assets, net as of the periods indicated:

	July 9, 2023
($ in thousands)	Carrying Value	Accumulated Amortization	Net
Trademark	$750	$—	$750
Other	605	—	605
Total intangible assets not subject to amortization	1,355	—	1,355

Intangibles, net	$1,355	$—	$1,355
As of July 9, 2023 all of our intangible assets subject to amortization were fully amortized.

	December 25, 2022
($ in thousands)	Carrying Value	Accumulated Amortization	Net
Total intangible assets subject to amortization, customer relationships	$1,207	$(1,180)	$27

Trademark	750	—	750
Other	605	—	605
Total intangible assets not subject to amortization	1,355	—	1,355

Intangibles, net	$2,562	$(1,180)	$1,382
6.    ACCRUED EXPENSES AND OTHER
The following table presents the Company’s accrued expenses and other as of the periods indicated:

($ in thousands)	July 9, 2023	December 25, 2022
Accrued payroll and payroll taxes	$21,348	$13,413
Accrued capital purchases	16,279	7,726
Sales and use tax payable	5,280	2,339
Gift card and loyalty liabilities	3,630	3,271
Other accrued expenses	19,851	13,719
Total accrued expenses and other	$66,388	$40,468
7.    DEBT
JPMorgan Chase Bank Revolving Line of Credit—On February 15, 2023, the Company entered into a second amendment with respect to its revolving credit agreement with JP Morgan Chase Bank, N.A. as administrative agent dated March 11, 2022, collectively known as the “2022 Credit Facility.” The amendment provides for a $30.0 million delayed draw term loan facility (the “Delayed Draw Facility” and the loans thereunder, the “Delayed Draw Term Loans”) to finance construction and capital expenditures in respect of the Company’s production facility in Verona, VA.
On May 31, 2023, the Company borrowed $6.0 million under the Delayed Draw Facility, which was repaid on July 6, 2023. As of July 9, 2023, available borrowing capacity under the 2022 Credit Facility consisted of a revolving loan commitment in the aggregate amount of $75.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $25.0 million and $24.0 million under the Delayed Draw Facility (after giving effect to the May 31, 2023 borrowing). The 2022 Credit Facility has a five-year term and matures on March 11, 2027. As of July 9, 2023, the Company had unamortized loan origination fees of $1.1 million related to the 2022 Credit Facility recorded within other long-term assets on the accompanying unaudited condensed consolidated balance sheet.
We may draw additional amounts under the Delayed Draw Facility until the earliest of (i) August 15, 2024, (ii) the date of the fifth funding of Delayed Draw Term Loans (immediately after giving effect to such funding) and (iii) the date the full $30.0 million is drawn under the Delayed Draw Facility. Delayed Draw Term Loans outstanding under the 2022 Credit Facility bear interest at a rate consistent with the 2022 Credit Facility. The Company is required to pay a ticking fee on the amount of available delayed draw term loan commitments. The ticking fee ranges from 0.20% to 0.35% based on

Total Rent Adjusted Net Leverage Ratio (as defined under the 2022 Credit Facility). Delayed Draw Term Loans have a maturity date of March 11, 2027 (the “Delayed Draw Term Loan Maturity Date”).
Beginning the first full calendar quarter ending after the termination of all the delayed draw term loan commitments, the Company is obligated to make mandatory quarterly principal payments of Delayed Draw Term Loans in an amount equal to the product of (i) the original aggregate principal amount of all funded Delayed Draw Term Loans, multiplied by (ii) 1.25% for the first eight payments and 1.875% for all subsequent payments occurring prior to the Delayed Draw Term Loan Maturity Date.
Interest on loans under the 2022 Credit Facility are based on the one, three or six months Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility), as applicable, plus an applicable margin of 1.50% to 2.50% based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company also has the ability to draw overnight borrowings for which interest rates are calculated based on the Alternative Base Rate (as defined in the 2022 Credit Facility). The Company had no borrowings under the 2022 Credit Facility as of July 9, 2023.
The 2022 Credit Facility is unconditionally guaranteed by our domestic restricted subsidiaries, other than immaterial subsidiaries and other excluded subsidiaries. The 2022 Credit Facility is secured, subject to permitted liens and other exceptions, by a first-priority security interest in certain tangible and intangible assets of the borrower and the guarantors and a first-priority pledge of the capital stock of each domestic restricted subsidiary of the borrower and the guarantors, subject to certain exceptions.
The 2022 Credit Facility includes customary restrictive covenants, including limitations on additional indebtedness, creation of liens, dividend payments, investments and certain transactions with affiliates. The 2022 Credit Facility also includes covenants that require compliance with certain leverage ratios. The availability of certain baskets and the ability to enter into certain transactions may be subject to compliance with such leverage ratios. In addition, the 2022 Credit Facility contains other customary covenants, representations and events of default. As of July 9, 2023, the Company was in compliance with these financial and other covenants.
Previous SunTrust Revolving Line of Credit—On November 21, 2018, the Company entered into a revolving credit agreement with SunTrust Bank (as amended, the “2020 Credit Facility”). The 2020 Credit Facility provided for aggregate borrowings outstanding of up to $38.7 million. On March 11, 2022, the Company terminated the 2020 Credit Facility.
8.    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The Company has reserved shares of common stock for issuance as follows as of the periods indicated:

	July 9, 2023	December 25, 2022
Conversion of outstanding shares of preferred stock	—	95,203,554
Awards outstanding under the 2015 and 2023 Equity Incentive Plans	5,991,728	3,639,087
Shares available for future issuance under the 2015 and 2023 Equity Incentive Plans	8,212,166	1,673,424
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	1,762,270	—
Total reserved shares of common stock	15,966,164	100,516,065
On June 20, 2023, we issued 95,203,554 shares of common stock, par value $0.0001 per share, of the Company upon conversion on a one-for-one basis of all outstanding shares of its Series A Preferred Stock, par value $0.0001 per share, Series B Preferred Stock, par value $0.0001 per share, Series C Preferred Stock, par value $0.0001 per share, Series D Preferred Stock, par value $0.0001 per share, Series E Preferred Stock, par value $0.0001 per share, and Series F Preferred Stock, par value $0.0001 per share, pursuant to the Company’s Sixth Amended and Restated Certificate of Incorporation, as amended, and in connection with the Company’s IPO. Conversion of the preferred stock into shares of common stock occurred automatically. As of July 9, 2023 there were no outstanding shares of preferred stock. See Note 1 (Nature of Operations and Basis of Presentation) for more information on the Company’s IPO.
Preferred stock consisted of the following as of December 25, 2022:

($ in thousands)	Shares Authorized	Shares Issued & Outstanding	Liquidation Preference	Carrying Value
Series A	16,002,549	13,304,238	$38,161	$(12,912)

Series B	7,731,015	7,713,585	44,250	44,024
Series C	5,205,333	5,161,029	34,950	34,609
Series D	4,463,088	4,420,452	33,389	32,999
Series E	61,570,716	47,702,841	360,315	359,520
Series F	16,901,409	16,901,409	212,000	204,068
Total	111,874,110	95,203,554	$723,065	$662,308
9.    INCOME TAXES
The Company’s full pretax income (loss) for the twelve and twenty-eight weeks ended July 9, 2023 and July 10, 2022 was from U.S. domestic operations. Our effective tax rate (“ETR”) from continuing operations was 0.6% and 1.5% for the twelve and twenty-eight weeks ended July 9, 2023, respectively, and (0.7)% and (0.3)% for the twelve and twenty-eight weeks ended July 10, 2022, respectively. For each of the twelve weeks ended July 9, 2023 and July 10, 2022, the Company recorded less than $0.1 million of tax expense. For each of the twenty-eight weeks ended July 9, 2023 and July 10, 2022, the Company recorded $0.1 million of tax expense. As of July 9, 2023, there were no significant discrete items recorded.
10.    LEASES
The weighted average remaining lease term and discount rate were as follows as of the period indicated:

	July 9, 2023	December 25, 2022
Weighted average remaining lease term (years)	8.4	8.4
Weighted average discount rate	5.88%	5.51%
The components of lease cost were as follows for the periods indicated:

		Twelve Weeks Ended		Twenty-Eight Weeks Ended
($ in thousands)	Classification	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Operating lease cost	Occupancy, General and administrative expenses	$10,092	$9,904	$23,012	$23,090
Pre-opening lease cost	Pre-opening costs	906	891	2,302	1,535
Closed store lease cost	Restructuring and other costs	124	191	377	628
Short-term lease costs	General and administrative expenses	146	110	218	235
Variable lease cost	Occupancy	503	26	822	93
Sublease income	Other income	(133)	(138)	(306)	(327)
Total lease cost		$11,638	$10,984	$26,425	$25,254
Supplemental disclosures of cash flow information related to leases were as follows for periods indicated:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
($ in thousands)	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Cash paid for operating lease liabilities	$11,689	$11,403	$23,153	$26,732
Operating lease assets obtained in exchange for operating lease liabilities (1)	20,051	14,726	33,884	305,759
Derecognition of operating lease assets due to termination or impairment	—	4,131	2,786	4,663

(1) Amount presented for the twenty-eight weeks ended July 10, 2022 includes a $256.9 million transition adjustment for the adoption of ASC 842.
Refer to Note 4 (Property and Equipment, net) for a description of impairment charges that resulted in a reduction to operating lease assets.

Future minimum lease payments for operating leases consisted of the following as of July 9, 2023:

($ in thousands)	Operating leases
2023 (remainder)	$21,322
2024	53,215
2025	53,763
2026	52,722
2027	50,282
Thereafter	199,943
Total	431,247
Less: imputed interest	97,668
Operating lease liabilities (current and non-current)	$333,579
As of July 9, 2023, operating lease payments excluded $45.0 million of legally binding minimum lease payments for leases executed but not yet commenced.
11.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of July 9, 2023 and December 25, 2022, the Company had eight irrevocable letters of credit in favor of various landlords in the aggregate amount of $1.3 million. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
Litigation—The Company is currently involved in various claims and legal actions that arise in the ordinary course of its business, including claims resulting from employment related matters. Except for the matters described below, none of these claims, most of which are covered by insurance, are expected to have a material effect on the Company’s business, financial condition, results of operations, or cash flows. However, a significant increase in the number of these claims or an increase in amounts owed under successful claims could materially and adversely affect our business, financial condition, results of operations, or cash flows.
In April 2022, the Company was named as a defendant in a purported class action complaint relating to organic fluorine and per- and polyfluoroalkyl substances (“PFAS”) in the packaging of its grain and salad bowls. Hamman et al. v. Cava Group, Inc. was filed on April 27, 2022 in the U.S. District Court for the Southern District of California. An amended complaint was subsequently filed on August 18, 2022. After an initial round of motion to dismiss briefing, the court granted in part and denied in part our motion to dismiss on February 8, 2023. Thereafter, plaintiffs filed a second amended complaint on March 1, 2023 seeking, among other relief, compensatory damages in an unspecified amount and medical monitoring. The complaint alleges that certain of our products are unfit for human consumption due to the packaging containing allegedly heightened levels of organic fluorine and unsafe PFAS, and that consumers were misled by certain marketing claims asserted by us regarding the health and sustainability of our products. The complaint further alleges that our products may have caused bodily injuries to the putative class members who consumed our products. On April 14, 2023, we filed a motion to dismiss for failure to state a claim. On May 30, 2023, the plaintiffs filed their opposition to the motion to dismiss, and we responded to the opposition on June 30, 2023. As of the date hereof, this motion is pending.
In April 2023, the Company was served with a demand letter alleging that we use unhealthy and unsustainable PFAS in our packaging, that our products contain synthetic biocides, and that our “healthy” and “sustainable” marketing claims constitute false and deceptive advertising. The letter demanded that the Company take certain actions, including refraining from using or sourcing packaging containing PFAS and adding certain product warnings, and further threatened to file an action styled as GMO Free USA v. Cava Group, Inc. in the Superior Court of the District of Columbia Civil Division. As of the date hereof, the suit has not yet been filed.
In connection with Hamman et al. v. Cava Group, Inc., on September 21, 2022, Travelers Property Casualty Company of America sought a declaratory judgment that they are not liable in relation to matters related to PFAS and sought recoupment of the Company’s legal costs in the Hamman action. Travelers Property Casualty Company of America et al v. Cava Group, Inc. was filed September 21, 2022 in the Superior Court of the State of California, County of Orange. On November 9, 2022, we removed the action to the U.S. District Court for the Central District of California. On December

16, 2022, we filed a motion to dismiss, which is pending. Depending on the outcome of the Travelers’ action as a whole, we may not be able to recover from our insurance the full amount of any damages we might incur in matters related to PFAS.
We are vigorously defending ourselves in these matters, which are still in their early stages, and the respective plaintiffs have not stated any specific amount of damages to be sought from the Company. As a result, an estimate of reasonably possible losses or range of losses (if any) cannot be made and the final outcomes are uncertain.
12.    RELATED PARTY TRANSACTIONS
We were party to a consulting agreement (the “Consulting Agreement”) with CMRG Inc. (“CMRG”), which is primarily owned by certain of the founders of the Company including Theodoros Xenohristos who serves on our Board of Directors. Under the terms of the Consulting Agreement, the founders provided culinary, branding, food products, and restaurant operation services to one of our subsidiaries, CAVA Mezze Grill, in exchange for an annual consulting fee. During the twelve and twenty-eight weeks ended July 10, 2022, $0.1 million was paid to CMRG for consulting services under the Consulting Agreement. The Consulting Agreement was effectively terminated as of December 25, 2022.
We were party to a management services agreement (“MSA”) with Act III Management, LLC (“Act III Management”), which is one of our stockholders and is controlled by Ronald Shaich, who is Chair of our Board of Directors. Act III Management provided consulting in the areas of information technology, strategy, finance, off-premises sales, and restaurant operations. During the twelve and twenty-eight weeks ended July 10, 2022, $0.2 million and $0.5 million, respectively, was paid to Act III Management under the MSA. The MSA was terminated in accordance with its terms on December 31, 2022.
13.    EQUITY-BASED COMPENSATION
2023 Equity Incentive Plan—In connection with the Company’s IPO, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan includes 9,398,771 authorized shares of the Company’s common stock for issuance to employees, directors, and consultants through non-qualified stock options and incentive stock options, restricted shares of our common stock, restricted stock units (“RSUs”), performance stock units and other equity-based awards tied to the value of our shares. The number of shares reserved for issuance under the 2023 Plan will automatically increase on the first day of each fiscal year beginning with fiscal 2024 by a number of shares equal to the lesser of (i) the positive difference between 1% of the then-outstanding shares of our common stock on the last day of the preceding fiscal year minus the plan reserve of the last day of the immediately preceding fiscal year and (ii) a lesser number of shares determined by our Board of Directors.
2015 Equity Incentive Plan—Prior to the Company’s IPO, the Company granted incentive stock options, non-statutory stock options, and restricted stock unit awards to employees, directors, and consultants under the 2015 Equity Incentive Plan (the “2015 Plan”). Following effectiveness of the 2023 Plan in connection with our IPO, no further awards will be granted under the 2015 Plan; however, awards outstanding under the 2015 Plan will continue to be governed by their existing terms.
During the twelve weeks ended July 9, 2023 and July 10, 2022, the Company recognized compensation expense (including applicable payroll taxes) related to awards under the 2015 Plan and 2023 Plan of $1.7 million and $1.0 million, respectively. During the twenty-eight weeks ended July 9, 2023 and July 10, 2022, the Company recognized compensation expense (including applicable payroll taxes) related to awards under the 2015 Plan and 2023 Plan of $3.0 million and $1.8 million, respectively.
Stock Options—Prior to the IPO, under the 2015 Plan, our Board of Directors determined the option exercise price and granted all stock options at exercise prices that were equal or exceed the fair value of the common stock on the date of grant. Under the 2023 Plan, the terms of all stock options may not exceed 10 years. Vesting terms are determined by our Board of Directors and generally vest over four years of continuous service, except for 647,123 options that were granted to our CEO in connection with the IPO that will vest over five years of continuous service.

A summary of the Company’s stock option activity is as follows:

		Weighted Average
($ in thousands except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 26, 2021	1,431,771	$4.45	5.8	$3,828
Granted	459,066	6.75
Exercised	(12,267)	2.33
Forfeited or expired	(2,247)	2.94
Outstanding - July 10, 2022	1,876,323	$5.03	6.3	$4,040

Exercisable - July 10, 2022	1,249,761	$4.12	5.1
Vested and Expected to Vest - July 10, 2022	1,876,323	$5.03	6.3	$4,040

Outstanding - December 25, 2022	1,863,099	$5.04	5.9	$8,444
Granted	1,373,215	19.61
Exercised	(60,433)	4.80
Forfeited or expired	(43,302)	6.35
Outstanding - July 9, 2023	3,132,579	$11.42	7.3	$88,343

Exercisable - July 9, 2023	1,456,379	$4.69	4.5
Vested and Expected to Vest - July 9, 2023	3,132,579	$11.42	7.3	$88,343
The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The following table reflects the weighted-average assumptions utilized in the Black-Scholes option pricing model during the periods indicated:

	Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022
Expected term (in years)[1]	6.4	6.2
Volatility[2]	46.0%	45.0%
Risk-free interest rate	3.8%	1.7%
Dividend rate	—%	—%
Weighted-average grant date fair value per share	$9.98	$2.97

(1) Expected life was calculated using the simplified method, which is an average of the contractual term and vesting period of the option, as we do not have sufficient historical data for determining the expected term of our stock option awards.
(2) Volatility was based on a group of industry peers with sufficient history.
As of July 9, 2023, there was $14.2 million of unrecognized compensation costs related to option awards. This cost is expected to be recognized over a period of 4.3 years.
Restricted Stock Units—Vesting terms of RSUs are determined by our Board of Directors and generally vest annually in equal installments over four years of continuous service, except for 332,386 RSUs that were granted to our CEO in connection with the IPO that will vest over five years of continuous service.

A summary of the Company’s restricted stock unit activity is as follows:

($ in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-Vested - December 26, 2021	1,486,977	$3.08	$10,032
Granted	871,896	6.74
Vested	(290,202)	2.66
Forfeited	(112,890)	3.06
Non-vested - July 10, 2022	1,955,781	$4.76	$12,211

Non-vested - December 25, 2022	1,775,988	$4.76	$16,996
Granted	1,695,178	17.47
Vested	(446,955)	4.53
Forfeited	(165,062)	5.72
Non-vested - July 9, 2023	2,859,149	$12.31	$113,251
As of July 9, 2023, there was $33.1 million of unrecognized compensation expense related to RSU awards. This cost is expected to be recognized over a period of 3.8 years.
2023 Employee Stock Purchase Plan—In connection with the IPO, the Company’s Board of Directors adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The 2023 ESPP authorizes issuance of 1,762,270 shares of common stock to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year ending on December 29, 2032 by the lesser of (i) 1% of the outstanding common stock of the Company on the last day of the immediately preceding fiscal year and (ii) a lower number of shares of our common stock as determined by the Board of Directors.
The 2023 ESPP allows eligible employees to acquire shares of the Company’s common stock through payroll deduction over offering periods that are approximately six months. The per share purchase price is equal to 85% of the lesser of the fair market value of a share of the Company’s common stock on (i) the first day of the offering period or (ii) the last day of the offering period.
The Company has not yet issued any shares of common stock under the 2023 ESPP. During the twelve and twenty-eight weeks ended July 9, 2023, the Company recognized less than $0.1 million compensation expense related to the 2023 ESPP.
14.    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted net income (loss) per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings (loss) per common share for the periods indicated:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Numerator:
Net income (loss)	$6,539	$(8,230)	$4,398	$(28,248)
Denominator:
Weighted-Average common shares outstanding, basic	28,366	1,322	13,098	1,309
Dilutive awards outstanding	2,913	—	2,114	—
Weighted average shares outstanding, diluted	31,279	1,322	15,212	1,309
Earnings (loss) per share:
Basic	$0.23	$(6.23)	$0.34	$(21.58)
Diluted	$0.21	$(6.23)	$0.29	$(21.58)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share as their impact would have been anti-dilutive for the periods indicated:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Stock options	—	1,214	—	1,214
Restricted stock units	—	1,876	—	1,876
Preferred stock (as converted to common shares)	—	95,204	—	95,204
Total common stock equivalents	—	98,294	—	98,294
During the twelve and twenty-eight weeks ended July 9, 2022, the Company’s potentially dilutive securities, which include preferred stock and outstanding awards under the 2015 Plan, have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position.
15.    SEGMENT REPORTING
The CODM reviews segment performance and allocates resources based upon restaurant level profit, which is defined as segment revenues less food, beverage, and packaging expenses, labor, occupancy, and other operating expenses. All segment revenue is earned in the United States, and all intersegment revenues have been eliminated. Sales from external customers are derived principally from sales of food, beverage, and CPG. The Company does not rely on any major customers as sources of sales. As the CODM is not provided with asset information by segment, assets are reported only on a consolidated basis.

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
($ in thousands)	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Revenue
CAVA	$171,089	$105,327	$367,850	$217,333
Zoes Kitchen	—	28,823	3,867	73,564
Other	1,805	1,765	4,260	4,029
Total revenue	172,894	135,915	375,977	294,926
Restaurant-Level operating expenses (1)
CAVA	126,473	82,074	273,251	174,488
Zoes Kitchen	—	26,602	4,044	69,234
Other	990	1,634	2,687	3,455
Total Restaurant-Level operating expenses	127,463	110,310	279,982	247,177
Restaurant-Level profit
CAVA	44,616	23,253	94,599	42,845
Zoes Kitchen	—	2,221	(177)	4,330
Other	815	131	1,573	574
Total Restaurant-Level profit	45,431	25,605	95,995	47,749
Reconciliation of Restaurant-Level profit to income (loss) before income taxes:
General and administrative expenses	23,321	16,284	52,345	37,221
Depreciation and amortization	10,709	8,946	23,568	21,765
Restructuring and other costs	1,853	1,650	4,068	2,934
Pre-opening costs	3,400	4,484	9,399	8,050
Impairment and asset disposal costs	386	2,579	3,105	6,010
Interest (income) expense, net	(699)	34	(674)	377
Other (income) expense, net	(118)	(198)	(292)	(456)
Income (loss) before income taxes	$6,579	$(8,174)	$4,476	$(28,152)

(1)Restaurant-level operating expenses consist of food, beverage and packaging (excluding depreciation and amortization), labor, occupancy and other operating expenses.
Other includes the Company’s CPG sales from CAVA Foods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and our final prospectus filed with the United States Securities and Exchange Commission (the “SEC”) on June 16, 2023 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”). In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” above and “Risk Factors” in the Prospectus and our other filings with the SEC.
Overview
CAVA is the category-defining Mediterranean fast-casual restaurant brand, bringing together healthful food and bold, satisfying flavors at scale. Our brand and our opportunity transcend the Mediterranean category to compete in the large and growing limited-service restaurant sector as well as the health and wellness food category. CAVA serves guests across gender lines, age groups, and income levels and benefits from generational tailwinds created by consumer demand for healthy living and a demographic shift towards greater ethnic diversity. We meet consumers’ desires to engage with convenient, authentic, purpose-driven brands that view food as a source of self-expression. The broad appeal of our food combined with these favorable industry trends drive our vast opportunity for continued growth.
As of July 9, 2023, we owned and operated 279 CAVA restaurants in 24 states and Washington, D.C., which includes 151 Zoes Kitchen locations successfully converted into CAVA restaurants. We anticipate having 23 to 28 Net New CAVA Restaurant Openings in the remainder of fiscal 2023, which includes opening 2 conversions of Zoes Kitchen locations that we expect to complete by the fall of 2023.
Segments
We have two reportable segments: CAVA and Zoes Kitchen. CAVA reflects the financial results of all CAVA restaurants we operate. Zoes Kitchen reflects the financial results of all Zoes Kitchen locations we previously operated. As of July 9, 2023, we operated 279 CAVA restaurants. As of March 2, 2023, we no longer operate any Zoes Kitchen locations. Our Consumer Packaged Goods (“CPG”) operations are included in Other.
Initial Public Offering
On June 20, 2023, we completed an initial public offering (the “IPO”) of 16,611,110 shares of common stock at a price of $22.00 per share, which included 2,166,666 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, we received net proceeds from the offering of $336.1 million, of which $3.5 million of offering expenses were unpaid as of July 9, 2023. In connection with the IPO, 95,203,554 outstanding shares of preferred stock were converted into an equivalent number of shares of common stock. See Item 1, Financial Statements, Note 1 (Nature of Operations and Basis of Presentation) and Note 8 (Redeemable Preferred Stock and Stockholders’ Equity) for more information.
Key Performance Measures
In assessing the performance of our business, in addition to considering a variety of measures in accordance with GAAP, our management team also considers a variety of other key performance measures, including non-GAAP measures. The key performance measures used by our management for determining how our business is performing are: CAVA Revenue, CAVA Same Restaurant Sales Growth, CAVA AUV, CAVA Restaurant-Level Profit, CAVA Restaurant-Level Profit Margin, CAVA Restaurants, Net New CAVA Restaurant Openings, CAVA Digital Revenue Mix, Adjusted EBITDA, and Adjusted EBITDA Margin.
We believe that these key financial measures provide useful information to users of our financial statements in understanding and evaluating our results of operations in the same manner as our management team. The presentation of these key performance measures, including Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. See “Non-GAAP Financial Measures” below.

The following table sets forth our key performance measures for the periods presented:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
($ in thousands)	July 9, 2023	July 10, 2022	Change	July 9, 2023	July 10, 2022	Change
CAVA Revenue	$171,089	$105,327	$65,762	$367,850	$217,333	$150,517
CAVA Same Restaurant Sales Growth	18.2%	13.3%	4.9%	23.5%	16.6%	6.9%
CAVA AUV (1)	$2,599	$2,399	$200	$2,599	$2,399	$200
CAVA Restaurant-Level Profit	$44,616	$23,253	$21,363	$94,599	$42,845	$51,754
CAVA Restaurant-Level Profit Margin	26.1%	22.1%	4.0%	25.7%	19.7%	6.0%
CAVA Restaurants (2)	279	195	84	279	195	84
Net New CAVA Restaurant Openings	16	18	(2)	42	31	11
CAVA Digital Revenue Mix	36.1%	33.9%	2.2%	36.3%	34.6%	1.7%
Net income (loss)	$6,539	$(8,230)	$14,769	$4,398	$(28,248)	$32,646
Adjusted EBITDA (3)	$21,601	$5,866	$15,735	$38,347	$4,290	$34,057
Net income (loss) margin	3.8%	(6.1)%	9.9%	1.2%	(9.6)%	10.8%
Adjusted EBITDA margin (3)	12.5%	4.3%	8.2%	10.2%	1.5%	8.7%

(1) For purposes of calculating CAVA AUV for the reporting periods ended July 9, 2023 and July 10, 2022, the applicable measurement period is the entire trailing thirteen periods ended July 9, 2023 and July 10, 2022, respectively.

(2) As of the end of the specified reporting period.
(3) See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of Adjusted EBITDA to net income/(loss), the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA restaurant unit data for the periods indicated.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
CAVA Restaurants
Beginning of period	263	177	237	164
New CAVA restaurant openings, including converted Zoes Kitchen locations	16	19	43	32
Permanent closure	—	(1)	(1)	(1)
End of period	279	195	279	195
Results of Operations
Our results of operations, on a consolidated basis and by segment, for the twelve and twenty-eight weeks ended July 9, 2023 and July 10, 2022 are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment as we continue to convert Zoes Kitchen locations into CAVA restaurants. As of March 2, 2023, we no longer operate any Zoes Kitchen locations. We are currently in the process of converting the remaining two Zoes Kitchen locations, which we expect to complete by the fall of 2023. As a result, we have limited our discussion of the Zoes Kitchen segment. In addition, because our consolidated results of operations include the results of our Zoes Kitchen segment, we believe that our consolidated results of operations are less indicative of our performance as compared to our CAVA segment.

The following table summarizes our segment results for the twelve and twenty-eight weeks ended July 9, 2023 and July 10, 2022:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
($ in thousands)	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Revenue
CAVA	$171,089	$105,327	$367,850	$217,333
Zoes Kitchen	—	28,823	3,867	73,564
Other	1,805	1,765	4,260	4,029
Total revenue	172,894	135,915	375,977	294,926
Restaurant-Level operating expenses (1)
CAVA	126,473	82,074	273,251	174,488
Zoes Kitchen	—	26,602	4,044	69,234
Other	990	1,634	2,687	3,455
Total Restaurant-Level operating expenses	127,463	110,310	279,982	247,177
Restaurant-Level profit
CAVA	44,616	23,253	94,599	42,845
Zoes Kitchen	—	2,221	(177)	4,330
Other	815	131	1,573	574
Total Restaurant-Level profit	45,431	25,605	95,995	47,749
Reconciliation of Restaurant-Level profit to income (loss) before income taxes:
General and administrative expenses	23,321	16,284	52,345	37,221
Depreciation and amortization	10,709	8,946	23,568	21,765
Restructuring and other costs	1,853	1,650	4,068	2,934
Pre-opening costs	3,400	4,484	9,399	8,050
Impairment and asset disposal costs	386	2,579	3,105	6,010
Interest (income) expense, net	(699)	34	(674)	377
Other (income) expense, net	(118)	(198)	(292)	(456)
Income (loss) before income taxes	$6,579	$(8,174)	$4,476	$(28,152)

(1)Restaurant-level operating expenses consist of food, beverage and packaging (excluding depreciation and amortization), labor, occupancy and other operating expenses.
Comparison of the twelve weeks ended July 9, 2023 and July 10, 2022
CAVA Segment Results
The following table summarizes the results of the CAVA segment for the twelve weeks ended July 9, 2023 and July 10, 2022:

	Twelve Weeks Ended
	July 9, 2023		July 10, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$171,089	100.0%	$105,327	100.0%	$65,762	62.4%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	50,181	29.3	33,269	31.6	16,912	50.8
Labor	42,417	24.8	28,241	26.8	14,176	50.2
Occupancy	13,400	7.8	8,931	8.5	4,469	50.0
Other operating expenses	20,475	12.0	11,633	11.0	8,842	76.0
Total restaurant operating expenses	126,473	73.9	82,074	77.9	44,399	54.1
Restaurant-level profit	$44,616	26.1%	$23,253	22.1%	$21,363	91.9%

CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $46.4 million increase from the 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 10, 2022, of which the significant majority was attributable to the 76 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 18.2%, which consists of 10.3% from guest traffic increases and 7.9% from menu price increases and product mix.
CAVA Food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $14.0 million increase from the 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 10, 2022, of which the significant majority was attributable to the 76 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 18.2%.
As a percentage of CAVA Revenue, CAVA food, beverage, and packaging decreased primarily due to lower input costs and higher incidence of premium menu items driving favorable product mix.
CAVA Labor:
The increase in CAVA labor was primarily due to a $12.3 million increase from the 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 10, 2022, of which the significant majority was attributable to the 76 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 18.2%. These increases include the impact of higher average hourly wages.
As a percentage of CAVA Revenue, CAVA labor decreased due to strong sales, partially offset by an increase in average hourly wages and an increased mix of new restaurants, which have a higher labor investment for six to eight months following the initial opening of a restaurant due to increased training costs.
CAVA Occupancy:
The increase in CAVA occupancy was primarily due to a $3.4 million increase from 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 10, 2022, of which the significant majority was attributable to the 76 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to improved operating leverage associated with CAVA Same Restaurant Sales Growth. In addition, contributing to the decrease was the impact of CAVA restaurants that were converted from Zoes Kitchen locations, as these restaurants generally have lower occupancy expenses than restaurants in the pre-existing CAVA restaurant base due to geographic mix.
CAVA Other operating expenses:
The increase in CAVA other operating expenses was primarily due to a $5.8 million increase from 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 10, 2022, of which the significant majority was attributable to the 76 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 18.2%.
As a percentage of CAVA Revenue, CAVA other operating expenses increased primarily due to a reduction to an insurance accrual in the twelve weeks ended July 10, 2022.

Zoes Kitchen Segment Results
The following table summarizes the results of the Zoes Kitchen segment for the twelve weeks ended July 9, 2023 and July 10, 2022:

	Twelve Weeks Ended
($ in thousands)	July 9, 2023		July 10, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$—	—%	$28,823	100.0%	$(28,823)	(100.0)%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage and packaging	—	—	8,935	31.0	(8,935)	(100.0)
Labor	—	—	9,490	32.9	(9,490)	(100.0)
Occupancy	—	—	3,283	11.4	(3,283)	(100.0)
Other operating expenses	—	—	4,894	17.0	(4,894)	(100.0)
Total restaurant operating expenses	—	—	26,602	92.3	(26,602)	(100.0)
Restaurant-level profit	$—	—%	$2,221	7.7%	(2,221)	(100.0)%
As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations, which resulted in the decrease from $28.8 million of revenue and $2.2 million in restaurant-level profit in the twelve weeks ended July 10, 2022 to zero in the twelve weeks ended July 9, 2023.
Other Results
The following table summarizes remaining activity related to our CPG operations for the twelve weeks ended July 9, 2023 and July 10, 2022:

	Twelve Weeks Ended
	July 9, 2023		July 10, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$1,805	100.0%	$1,765	100.0%	$40	2.3%
Food, beverage, and packaging	819	45.4	1,537	87.1	(718)	(46.7)
Other operating expenses	171	9.5%	97	5.5%	74	76.3%
The increase in Other revenue was primarily as a result of increased sales of dips, spreads, and dressings. The decrease in food, beverage, and packaging was primarily due to lower input costs.
Consolidated Results
The following table summarizes our consolidated results of operations for the twelve weeks ended July 9, 2023 and July 10, 2022:

	Twelve Weeks Ended
($ in thousands)	July 9, 2023		July 10, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$172,894	100.0%	$135,915	100.0%	$36,979	27.2%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	51,000	29.5	43,741	32.2	7,259	16.6
Labor	42,417	24.5	37,731	27.8	4,686	12.4
Occupancy	13,400	7.8	12,214	9.0	1,186	9.7
Other operating expenses	20,646	11.9	16,624	12.2	4,022	24.2
Total restaurant operating expenses	127,463	73.7	110,310	81.2	17,153	15.5

General and administrative expenses	23,321	13.5	16,284	12.0	7,037	43.2
Depreciation and amortization	10,709	6.2	8,946	6.6	1,763	19.7
Restructuring and other costs	1,853	1.1	1,650	1.2	203	12.3
Pre-opening costs	3,400	2.0	4,484	3.3	(1,084)	(24.2)
Impairment and asset disposal costs	386	0.2	2,579	1.9	(2,193)	(85.0)
Total operating expenses	167,132	96.7	144,253	106.1	22,879	15.9
Income (loss) from operations	5,762	3.3	(8,338)	(6.1)	14,100	(169.1)
Interest (income) expense, net	(699)	(0.4)	34	—%	(733)	N/M
Other income, net	(118)	(0.1)	(198)	(0.1)	80	(40.4)
Income (loss) before income taxes	6,579	3.8	(8,174)	(6.0)	14,753	(180.5)
Provision for income taxes	40	—	56	—	(16)	(28.6)
Net income (loss)	$6,539	3.8%	$(8,230)	(6.1)%	$14,769	(179.5)%

N/M data not meaningful
Revenue:
The increase in consolidated revenue was primarily driven by a $65.8 million increase in our CAVA segment, partially offset by a $28.8 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to CAVA Segment Results above for more information.
Food, beverage, and packaging:
The increase in consolidated food, beverage, and packaging was primarily driven by a $16.9 million increase in our CAVA segment, partially offset by a $8.9 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Labor:
The increase in consolidated labor was primarily driven by a $14.2 million increase in our CAVA segment, partially offset by a $9.5 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Occupancy:
The increase in consolidated occupancy was primarily driven by a $4.5 million increase in our CAVA segment, partially offset by a $3.3 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Other operating expenses:
The increase in consolidated other operating expenses was primarily driven by an $8.8 million increase in our CAVA segment, partially offset by a $4.9 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to higher performance-based accruals associated with strong results, investments in our corporate functions, including headcount, to support future growth, $1.1 million in certain non-recurring IPO costs, and higher equity-based compensation associated with awards made in connection with the IPO.
Depreciation and amortization:
The increase in depreciation and amortization was driven by the addition of assets from 102 New Net CAVA Restaurants Openings, partially offset by the disposal of assets from 125 closed Zoes Kitchen locations, and the addition of corporate assets related to technology improvements.

Restructuring and other costs:
The increase in restructuring and other costs was primarily due to increased public company readiness costs and costs associated with closed Zoes Kitchen locations.
Pre-opening costs:
The decrease in pre-opening costs was primarily due to lower labor and travel expenses.
Impairment and asset disposal costs:
The decrease in impairment and asset disposal costs was primarily due to higher costs in the prior year in connection with Zoes Kitchen actual and anticipated closures.
Interest (income) expense, net
The increase in interest (income) expense, net, was primarily due to an increase in short term investments as a result of proceeds from the IPO.
Other income, net:
Other income, net was relatively flat.
Income (loss) before income taxes:
The increase in income before income taxes was due to the factors described above.
Provision for income taxes:
Provision for income taxes was an immaterial amount for each of the twelve weeks ended July 9, 2023 and July 10, 2022.
Net income (loss):
Our net income increased as a result of the factors described above.
Comparison of the twenty-eight weeks ended July 9, 2023 and July 10, 2022
CAVA Segment Results
The following table summarizes the results of the CAVA segment for the twenty-eight weeks ended July 9, 2023 and July 10, 2022:

	Twenty-Eight Weeks Ended
	July 9, 2023		July 10, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$367,850	100.0%	$217,333	100.0%	$150,517	69.3%
Restaurant operating expenses, excluding depreciation and amortization:
Food, beverage, and packaging	106,635	29.0	68,856	31.7	37,779	54.9
Labor	93,065	25.3	59,670	27.5	33,395	56.0
Occupancy	29,491	8.0	20,367	9.4	9,124	44.8
Other operating expenses	44,060	12.0	25,595	11.8	18,465	72.1
Total restaurant operating expenses	273,251	74.3	174,488	80.3	98,763	56.6
Restaurant-Level Profit	$94,599	25.7%	$42,845	19.7%	$51,754	120.8%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $99.9 million increase from the 115 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 10, 2022, of which the significant majority was attributable to the 89 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 23.5%, which consists of 14.5% from guest traffic increases and 9.0% from menu price increases and product mix.
CAVA Food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $29.8 million increase from the 115 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 10, 2022, of which the significant majority was attributable to the 89 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 23.5%.
As a percentage of CAVA Revenue, CAVA food, beverage, and packaging decreased primarily due to lower input costs and higher incidence of premium menu items driving favorable product mix.
CAVA Labor:
The increase in CAVA labor was primarily due to a $26.6 million increase from the 115 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 10, 2022, of which the significant majority was attributable to the 89 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 23.5%. These increases include the impact of higher average hourly wages.
As a percentage of CAVA Revenue, CAVA labor decreased due to strong sales, partially offset by an increase in average hourly wages and an increased mix of new restaurants, which have a higher labor investment for six to eight months following the initial opening of a restaurant due to increased training costs.
CAVA Occupancy:
The increase in CAVA occupancy was primarily due to a $7.5 million increase from 115 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 10, 2022, of which the significant majority was attributable to the 89 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased largely due to improved operating leverage associated with CAVA Same Restaurant Sales Growth. In addition, contributing to the decrease was the impact of CAVA restaurants that were converted from Zoes Kitchen locations, as these restaurants generally have lower occupancy expenses than restaurants in the pre-existing CAVA restaurant base due to geographic mix.
CAVA Other operating expenses:
The increase in CAVA other operating expenses was primarily due to a $12.1 million increase from 115 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 10, 2022, of which the significant majority was attributable to the 89 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 23.5%.
As a percentage of CAVA Revenue, CAVA other operating expenses increased primarily due to a reduction to an insurance accrual in the twenty-eight weeks ended July 10, 2022.

Zoes Kitchen Segment Results
The following table summarizes the results of the Zoes Kitchen segment for the twenty-eight weeks ended July 9, 2023 and July 10, 2022:

	Twenty-Eight Weeks Ended
	July 9, 2023		July 10, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$3,867	100.0%	$73,564	100.0%	$(69,697)	N/M
Restaurant operating expenses, excluding depreciation and amortization:
Food, beverage, and packaging	1,141	29.5	22,582	30.7	(21,441)	N/M
Labor	1,506	38.9	25,083	34.1	(23,577)	N/M
Occupancy	508	13.1	8,587	11.7	(8,079)	N/M
Other operating expenses	889	23.0	12,982	17.6	(12,093)	N/M
Total restaurant operating expenses	4,044	104.6	69,234	94.1	(65,190)	N/M
Restaurant-Level Profit (loss)	$(177)	(4.6)%	$4,330	5.9%	$(4,507)	N/M

N/M data not meaningful
As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations, which resulted in the decreases above. As of July 9, 2023, 151 Zoes Kitchen locations were converted to CAVA restaurants.
Other Results
The following table summarizes remaining activity related to our CPG operations for the twenty-eight weeks ended July 9, 2023 and July 10, 2022:

	Twenty-Eight Weeks Ended
	July 9, 2023		July 10, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$4,260	100.0%	$4,029	100.0%	$231	5.7%
Food, beverage, and packaging	2,342	55.0	3,207	79.6	(865)	(27.0)
Other operating expenses	$345	8.1%	$248	6.2%	$97	39.1%
The increase in Other revenue was primarily as a result of increased sales of dips, spreads, and dressings. The decrease in food, beverage, and packaging was primarily due to lower input costs.
Consolidated Results
The following table summarizes our consolidated results of operations for the twenty-eight weeks ended July 9, 2023 and July 10, 2022:

	Twenty-Eight Weeks Ended
($ in thousands)	July 9, 2023		July 10, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$375,977	100.0%	$294,926	100.0%	$81,051	27.5%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	110,118	29.3	94,645	32.1	15,473	16.3
Labor	94,571	25.2	84,753	28.7	9,818	11.6
Occupancy	29,999	8.0	28,954	9.8	1,045	3.6
Other operating expenses	45,294	12.0	38,825	13.2	6,469	16.7
Total restaurant operating expenses	279,982	74.5	247,177	83.8	32,805	13.3

General and administrative expenses	52,345	13.9	37,221	12.6	15,124	40.6
Depreciation and amortization	23,568	6.3	21,765	7.4	1,803	8.3
Restructuring and other costs	4,068	1.1	2,934	1.0	1,134	38.7
Pre-opening costs	9,399	2.5	8,050	2.7	1,349	16.8
Impairment and asset disposal costs	3,105	0.8	6,010	2.0	(2,905)	(48.3)
Total operating expenses	372,467	99.1	323,157	109.6	49,310	15.3
Income (loss) from operations	3,510	0.9	(28,231)	(9.6)	31,741	(112.4)
Interest (income) expense, net	(674)	(0.2)	377	0.1	(1,051)	(278.8)
Other income, net	(292)	(0.1)	(456)	(0.2)	164	(36.0)
Income (loss) before income taxes	4,476	1.2	(28,152)	(9.5)	32,628	(115.9)
Provision for income taxes	78	—	96	—	(18)	(18.8)
Net income (loss)	$4,398	1.2%	$(28,248)	(9.6)%	$32,646	(115.6)%
Revenue:
The increase in consolidated revenue was primarily driven by a $150.5 million increase in our CAVA segment, partially offset by a $69.7 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to CAVA Segment Results above for more information.
Food, beverage, and packaging:
The increase in consolidated food, beverage, and packaging was primarily driven by a $37.8 million increase in our CAVA segment, partially offset by a $21.4 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to CAVA Segment Results above for more information.
Labor:
The increase in consolidated labor was primarily driven by a $33.4 million increase in our CAVA segment, partially offset by a $23.6 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Occupancy:
The increase in consolidated occupancy was primarily driven by a $9.1 million increase in our CAVA segment, partially offset by an $8.1 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Other operating expenses:
The increase in consolidated other operating expenses was primarily driven by a $18.5 million increase in our CAVA segment, partially offset by a $12.1 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to higher performance-based accruals associated with strong results, investments in our corporate functions, including headcount, to support future growth, higher equity-based compensation associated with awards made in connection with the IPO, and $1.1 million in certain non-recurring IPO costs.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from 115 Net New CAVA Restaurant Openings, partially offset by the disposal of assets at 125 closed Zoes Kitchen locations, and the addition of corporate assets related to technology improvements.

Restructuring and other costs:
The increase in restructuring and other costs was primarily due increased public company readiness costs and costs associated with closed Zoes Kitchen locations. .
Pre-opening costs:
The increase in pre-opening costs was primarily due to the timing of 43 new CAVA restaurant openings in twenty-eight weeks ended July 9, 2023, as compared to 32 new CAVA restaurant openings in twenty-eight weeks ended July 10, 2022.
Impairment and asset disposal costs:
The decrease in impairment and asset disposal costs was primarily due to higher costs in the prior year period in connection with Zoes Kitchen actual and anticipated closures.
Interest expense, net:
The increase in interest (income) expense, net, was primarily due to an increase in short term investments as a result of proceeds from the IPO.
Other income, net:
Other income, net was relatively flat.
Loss before income taxes:
The increase in income before income taxes was due to the factors described above.
Provision for income taxes:
Provision for income taxes was an immaterial amount for each of the twenty-eight weeks ended July 9, 2023 and July 10, 2022.
Net income (loss):
Our net income increased as a result of the factors described above.
Non-GAAP Financial Measures
In addition to our consolidated financial statements, which are prepared in accordance with GAAP, we present Adjusted EBITDA and Adjusted EBITDA Margin as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Management uses Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone provide.
Adjusted EBITDA and Adjusted EBITDA Margin are not recognized terms under GAAP and should not be considered as alternatives to net income (loss) or net income (loss) margin as measures of financial performance, or cash provided by operating activities as measures of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. Because not all companies use identical calculations, the presentation of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.

Our Adjusted EBITDA and Adjusted EBITDA Margin measures have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•Adjusted EBITDA does not reflect period to period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA does not reflect the impact of earnings or cash charges resulting from matters we consider not to be indicative of our ongoing operations;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as measures of discretionary cash available to invest in business growth or to reduce indebtedness.
The following tables provides a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) margin to Adjusted EBITDA Margin for the periods presented:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
($ in thousands)	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Net income (loss)	$6,539	$(8,230)	$4,398	$(28,248)
Non-GAAP Adjustments
Interest (income) expense, net	(699)	34	(674)	377
Provision for income taxes	40	56	78	96
Depreciation and amortization	10,709	8,946	23,568	21,765
Equity-based compensation	1,778	1,029	2,983	1,812
Other income, net	(118)	(198)	(292)	(456)
Impairment and asset disposal costs	386	2,579	3,105	6,010
Restructuring and other costs	1,853	1,650	4,068	2,934
Certain non-recurring public company costs	1,113	—	1,113	—
Adjusted EBITDA	$21,601	$5,866	$38,347	$4,290

Revenue	$172,894	$135,915	$375,977	$294,926
Net income (loss) margin	3.8%	(6.1)%	1.2%	(9.6)%
Adjusted EBITDA margin	12.5%	4.3%	10.2%	1.5%
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for the expansion of our restaurant base and manufacturing capabilities, working capital, and other capital expenditures.
Our rapid expansion has been significantly aided by the Zoes Kitchen acquisition, which enabled us to expand our CAVA restaurant base in a capital-efficient manner. While conversions require initial capital investments, such costs are typically significantly lower for a conversion as compared to a new opening. Therefore, following the completion of conversions of the remaining Zoes Kitchen locations, which we expect to complete by the fall of 2023, we expect that the capital expenditure requirements to open a new restaurant will be significantly higher than we have experienced in the past few years.
We believe that cash provided by operating activities and existing cash on hand, together with amounts available under our 2022 Credit Facility, will be sufficient to satisfy our anticipated cash requirements for the next twelve months, including our expected capital expenditures for expansion of our CAVA restaurant base and manufacturing capabilities, operating lease obligations, working capital obligations, and debt service requirements. See Item 1, Financial Statements, Note 7 (Debt) and Note 10 (Leases) to our consolidated financial statements for more information. Our sources of liquidity could be affected by factors described under the section entitled “Risk Factors” in the Prospectus. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Overview
We had cash and cash equivalents of $352.8 million and $39.1 million as of July 9, 2023 and December 25, 2022, respectively, the increase of which was primarily due to net proceeds received in connection with the IPO.
For the twenty-eight weeks ended July 9, 2023, our operations were primarily funded from cash flows from operations that, together with the IPO proceeds and prior sale and issuance of our Series F Preferred Stock in fiscal 2021, funded capital expenditures. Our principal uses of liquidity for the twenty-eight weeks ended July 9, 2023 were to fund our conversion of Zoes Kitchen locations into CAVA restaurants, new restaurant openings, and working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Twenty-Eight Weeks Ended		Change
($ in thousands)	July 9, 2023	July 10, 2022	$	%
Net cash provided by (used in) operating activities	$47,110	$(1,432)	$48,542	N/M
Net cash used in investing activities	(72,478)	(45,612)	(26,866)	58.9%
Net cash provided by (used in) financing activities	339,088	(1,630)	340,718	N/M
Net change in cash and cash equivalents	$313,720	$(48,674)	$362,394	(744.5)%

N/M data not meaningful
Operating Activities:
The increase in net cash provided by operating activities was primarily due to higher net income as well as the impact of working capital changes.
Investing Activities:
The increase in net cash used in investing activities was primarily due to our investments in capital expenditures as a result of Net New CAVA Restaurant Openings, construction of our new manufacturing facility, and capitalized technology improvements.
Financing Activities:
The increase in net cash provided by financing activities was primarily due to net proceeds received from our IPO, which closed on June 20, 2023.
Material Cash Commitments
There has been no significant changes to the material cash commitments as disclosed in the Prospectus for the fiscal year ended December 25, 2022, other than those payments made in the ordinary course of business.
Credit Facility
Refer to Item 1, Financial Statements, Note 7 (Debt), for a description of our 2022 Credit Facility.

Critical Accounting Estimates
Our critical accounting policies related to revenue recognition, leases and income taxes have not materially changed from those disclosed in the Prospectus. Our critical accounting policy related to equity-based compensation is as follows:
Equity-Based Compensation
The Company has issued stock options and restricted stock units (“RSUs”). Equity-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the requisite service period. Equity-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur. Equity-based compensation expense is included in general and administrative expenses in the consolidated statements of operations.
The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to estimate the fair value of stock options at the grant date. The use of the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term, risk-free interest rate, expected volatility, and expected dividend yield of the underlying common stock. The fair value of RSUs is equal to the fair value of our common stock at the date of grant.
Recent Accounting Pronouncements
Refer to Item 1, Financial Statements, Note 1 (Nature of Operations and Basis of Presentation.)
JOBS Act Election
We are currently an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of business. The primary risks we face area commodity and food price risks, interest rate risk, and the effects of inflation. Except as described below, there have been no material changes to our exposure to market risks as described in the Prospectus.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our investments through our cash in our money market accounts. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of July 9, 2023, we had $352.8 million of cash and cash equivalents consisting of bank accounts and money market funds. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical decrease of 100 basis points to current prevailing market rates applied to our cash and cash equivalents balance as of July 9, 2023, would result in a decrease of $3.5 million in investment income over a twelve month period.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended July 9, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Item1, Financial Statements, Note 11 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Securities
Initial Public Offering
On June 20, 2023, we completed our initial public offering (“IPO”), in which we issued and sold 16,611,110 shares of our common stock (including the full exercise by the underwriters of their option to purchase up to 2,166,666 shares of our common stock) at an initial public offering price of $22.00 per share. We raised net proceeds of $336.1 million, after deducting the underwriting discount of $22.8 million and offering expenses of $6.5 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333-272068), as amended (the “Registration Statement”), declared effective by the SEC on June 14, 2023. J.P. Morgan Securities LLC, Jefferies LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In connection with the IPO, 95,203,554 outstanding shares of preferred stock were converted into an equivalent number of shares of common stock.
As contemplated in the Registration Statement, we intend to use the net proceeds from the IPO to fund future new restaurant openings. To the extent our capital expenditure requirements in respect of new restaurant openings are less than anticipated and less than the net proceeds of the IPO, we will use any remaining proceeds for general corporate purposes, which may include the repayment of Delayed Draw Term Loans. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Registration Statement for the IPO.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of CAVA Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
3.2	Amended and Restated Bylaws of CAVA Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
10.1 †	CAVA Group, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 15, 2023)
10.2 †	CAVA Group, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 filed on June 15, 2023).
10.3 †	CAVA Group, Inc. 2023 Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
10.4 †
Employment Agreement between CAVA Group, Inc. and Brett Schulman, effective as of June 20, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.5	Employment Agreement between CAVA Group, Inc. and Ted Xenohristos, effective as of May 22, 2023.	X
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

† Indicates a management contract or any compensatory plan, contract or arrangement
X Filed Herewith
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Washington, D.C., on August 15, 2023.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)