Form 10-Q
period 2023-10-01
CAVA GROUP, INC.
filed 2023-11-08
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 01, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had outstanding 113,611,499 shares of common stock as of November 3, 2023.

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
“CAVA Restaurant-Level Profit Margin” represents CAVA Restaurant-Level Profit as a percentage of CAVA Revenue;
“CAVA Restaurants” is defined to include all CAVA restaurants, including converted Zoes Kitchen locations and CAVA hybrid kitchens, that are open as of the end of the specific period. CAVA Restaurants exclude restaurants operating under a license agreement and CAVA digital kitchens;
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following: our operation in a highly competitive industry; our ability to open new restaurants while managing our growth effectively and maintaining our culture; our ability to successfully identify appropriate locations and develop and expand our operations in existing and new markets; the profitability of new restaurants, and any impact to sales at our existing locations; the impact of changes in guest perception of our brand; our ability to successfully market our restaurants and brand; the impact of food safety, health department regulations, and food-borne illness concerns together with our ability to adequately address such concerns and meet regulatory obligations, including at our manufacturing facilities; our ability to maintain or increase prices; our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings; the risks associated with leasing property; our ability to successfully expand our digital and delivery business; our ability to utilize, recognize, respond to, and effectively manage the immediacy of social media; our ability to achieve or maintain profitability in the future, especially if we continue to grow at an accelerated rate; our ability to realize the anticipated benefits from past and potential future acquisitions, investments or other strategic initiatives; our ability to manage our manufacturing and supply chain effectively; the impact of shortages, delays, or interruptions in the delivery of food items and other products; our ability to successfully optimize, operate, and manage our production facilities; the risks associated with our reliance on third parties; the impact of increases in food, commodity, energy, and other costs; the impact of increases in labor costs, labor shortages, and our ability to identify, hire, train, motivate and retain the right team members; our ability to attract, develop, and retain our management team and key team members; the impact of any cybersecurity breaches and our ability to respond effectively to technology threats or events; the impact of failures, or interruptions in, or our inability to effectively scale and adapt, our information technology systems; our ability to comply with, or changes in, the extensive laws or regulations requirements to which we are subject, including those related to privacy; the impact of economic factors and guest behavior trends; the impact of evolving rules and regulations with respect to environmental, social and governance matters; risks associated with our ability to secure, and protect our intellectual property; risks associated with civil unrest, acts of terrorism, threats to national security, the conflicts in Eastern Europe and the Middle East and other geopolitical events, including potential discriminatory perspectives towards certain cuisines; any failure of lawmakers to agree on a budget or appropriation legislation to fund the federal government’s operations (also known as a government shutdown), and financial markets’ and businesses’ reactions to any such failure; the impact of climate change and volatile adverse weather conditions; and each of the other factors set forth under the heading “Risk Factors” in our filings with the United States Securities and Exchange Commission.
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
3

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share amounts)	October 1, 2023	December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$340,399	$39,125
Trade accounts receivable, net	5,192	2,827
Other accounts receivable	7,500	4,908
Inventories	5,726	5,139
Prepaid expenses and other	4,832	6,151
Total current assets	363,649	58,150
Property and equipment, net	316,086	242,983
Operating lease assets	297,031	273,876
Goodwill	1,944	1,944
Intangible assets, net	1,355	1,382
Other long-term assets	4,909	5,548
Total assets	$984,974	$583,883

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,568	$14,311
Accrued expenses and other	62,997	40,468
Operating lease liabilities - current	36,366	29,539
Total current liabilities	112,931	84,318
Deferred income taxes	28	28
Operating lease liabilities	305,993	285,194
Other long-term liabilities	299	538
Total liabilities	419,251	370,078
Commitments and Contingencies (Note 11)
Preferred stock:
Redeemable preferred stock, par value $0.0001 per share; 250,000,000 and 111,874,110 shares authorized; zero and 95,203,554 shares issued and outstanding, respectively	—	662,308
Stockholders' equity:
Common stock, par value $0.0001 per share; 2,500,000,000 and 150,000,000 shares authorized; 113,589,500 and 1,409,460 issued and outstanding, respectively	11	—
Treasury stock, at cost; 1,040,195 shares and 886,278 shares, respectively	(8,190)	(6,619)
Additional paid-in capital	1,023,614	19,059
Accumulated deficit	(449,712)	(460,943)
Total stockholders’ equity	565,723	(448,503)
Total liabilities, preferred stock and stockholders' equity	$984,974	$583,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue	$175,553	$139,258	$551,530	$434,184
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	51,818	44,617	161,936	139,262
Labor	43,913	37,193	138,484	121,946
Occupancy	13,782	12,302	43,781	41,256
Other operating expenses	21,553	18,738	66,847	57,563
Total restaurant operating expenses	131,066	112,850	411,048	360,027
General and administrative expenses	24,472	16,547	76,817	53,768
Depreciation and amortization	11,528	10,018	35,096	31,783
Restructuring and other costs	1,092	2,055	5,160	4,989
Pre-opening costs	3,410	6,175	12,809	14,225
Impairment and asset disposal costs	1,190	3,838	4,295	9,848
Total operating expenses	172,758	151,483	545,225	474,640
Income (loss) from operations	2,795	(12,225)	6,305	(40,456)
Interest (income) expense, net	(3,956)	(115)	(4,630)	262
Other income, net	(120)	(188)	(412)	(644)
Income (loss) before income taxes	6,871	(11,922)	11,347	(40,074)
Provision for (benefit from) income taxes	38	(29)	116	67
Net income (loss)	$6,833	$(11,893)	$11,231	$(40,141)
Earnings (loss) per common share:
Net income (loss) per share, basic	$0.06	$(8.96)	$0.26	$(30.54)
Net income (loss) per share, diluted	$0.06	$(8.96)	$0.24	$(30.54)
Weighted average shares outstanding, basic	113,584	1,327	43,244	1,314
Weighted average shares outstanding, diluted	117,713	1,327	45,966	1,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Twelve Weeks Ended October 1, 2023 and October 2, 2022

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
($ in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—July 10, 2022	95,203,554	$662,308	1,326,534	$—	847,536	$(6,350)	$16,987	$(430,204)	$(419,567)
Equity-based compensation	—	—	—	—	—	—	1,098	—	1,098
Stock options exercised	—	—	1,341	—	—	—	4	—	4
RSU vesting	—	—	8,403	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(2,865)	—	2,865	(19)	—	—	(19)
Net loss	—	—	—	—	—	—	—	(11,893)	(11,893)
Balance—October 2, 2022	95,203,554	$662,308	1,333,413	$—	850,401	$(6,369)	$18,089	$(442,097)	$(430,377)

Balance—July 09, 2023	—	$—	113,580,645	$11	1,037,145	$(8,085)	$1,020,428	$(456,545)	$555,809
Equity-based compensation	—	—	—	—	—	—	3,183	—	3,183
Stock options exercised	—	—	1,315	—	—	—	3	—	3
RSU vesting	—	—	10,590	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(3,050)	—	3,050	(105)	—	—	(105)
Net income	—	—	—	—	—	—	—	6,833	6,833
Balance—October 1, 2023	—	$—	113,589,500	$11	1,040,195	$(8,190)	$1,023,614	$(449,712)	$565,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Forty Weeks Ended October 1, 2023 and October 2, 2022

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
($ in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 26, 2021	95,203,554	$662,308	1,124,532	$—	747,048	$(5,708)	$15,219	$(402,532)	$(393,021)
Equity-based compensation	—	—	—	—	—	—	2,838	—	2,838
Stock options exercised	—	—	13,608	—	—	—	32	—	32
RSU vesting	—	—	298,626	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(103,353)	—	103,353	(661)	—	—	(661)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	—	—	576	576
Net loss	—	—	—	—	—	—	—	(40,141)	(40,141)
Balance—October 2, 2022	95,203,554	$662,308	1,333,413	$—	850,401	$(6,369)	$18,089	$(442,097)	$(430,377)

Balance—December 25, 2022	95,203,554	$662,308	1,409,460	$—	886,278	$(6,619)	$19,059	$(460,943)	$(448,503)
Equity-based compensation	—	—	—	—	—	—	5,854	—	5,854
Stock options exercised	—	—	61,748	—	—	—	292	—	292
RSU vesting	—	—	457,545	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(153,917)	—	153,917	(1,571)	—	—	(1,571)
Proceeds from initial public offering, net of underwriting fees and offering costs of $29.3 million	—	—	16,611,110	1	—	—	336,110	—	336,111
Conversion of preferred stock	(95,203,554)	(662,308)	95,203,554	10			662,299		662,309
Net income	—	—	—	—	—	—	—	11,231	11,231
Balance—October 1, 2023	—	$—	113,589,500	$11	1,040,195	$(8,190)	$1,023,614	$(449,712)	$565,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Forty Weeks Ended
($ in thousands)	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net income (loss)	$11,231	$(40,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	35,069	26,954
Amortization of intangible assets	27	4,829
Equity-based compensation	5,854	2,838
Impairment and asset disposal costs	4,295	9,848
Changes in operating assets and liabilities:
Trade accounts receivable	(2,365)	(826)
Other accounts receivable	(2,591)	(1,620)
Inventories	(586)	(879)
Prepaid expenses and other	643	(82)
Operating lease assets	(26,177)	(32,677)
Accounts payable	1,601	(917)
Accrued expenses and other	16,437	1,735
Operating lease liabilities	29,650	36,167
Net cash provided by operating activities	73,088	5,229
Cash flows from investing activities:
Purchase of property and equipment	(107,564)	(71,736)
Net cash used in investing activities	(107,564)	(71,736)
Cash flows from financing activities:
Proceeds from long-term debt	6,000	—
Payments on long-term debt	(6,000)	—
Purchase of treasury stock	(1,571)	(661)
Stock options exercised	292	32
Proceeds from initial public offering, net of underwriting fees of $22.8 million	342,604	—
Offering costs paid	(5,141)	—
Payment of loan acquisition fees	(368)	(963)
Payments on finance lease obligations	(66)	(67)
Net cash provided by (used in) financing activities	335,750	(1,659)
Net change in cash and cash equivalents	301,274	(68,166)
Cash and cash equivalents - beginning of year	39,125	140,332
Cash and cash equivalents - end of period	$340,399	$72,166

Supplemental Disclosure of Cash Flow Information:
Offering costs not yet paid	$243	$—
Cash paid for interest related to long-term debt	278	102
Cash paid for income taxes	260	410
Change in accrued purchases of property and equipment	4,087	4,823
Conversion of redeemable preferred stock into common stock in connection with initial public offering	662,309	—

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
The Company is headquartered in Washington D.C. and, as of October 1, 2023, the Company operated 290 fast-casual CAVA restaurants in 24 states and Washington D.C. The number of CAVA restaurants excludes two locations operating under a licensing arrangement and digital kitchens. The Company’s restaurants serve healthful, fast-casual Mediterranean fare. The Company’s dips and spreads, which are centrally produced, are sold nationally through grocery stores, including Whole Foods Markets, while its dressings are available at grocery stores in select markets.
The Company’s operations are conducted as two reportable segments: CAVA and Zoes Kitchen. These segments were determined on the same basis that the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations.
The Company has been focused on a strategy of converting Zoes Kitchen restaurants into CAVA restaurants in addition to opening new CAVA restaurants. The first conversion restaurant opened on November 8, 2019 and concluded with the last conversion restaurant opening on October 20, 2023, resulting in a total of 153 conversion restaurants.
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
Initial Public Offering—On June 20, 2023, we completed an initial public offering (the “IPO”) of 16,611,110 shares of common stock at a price of $22.00 per share, which included 2,166,666 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, we received net proceeds from the offering of $336.1 million, of which $0.2 million of offering expenses were unpaid as of October 1, 2023. In connection with the IPO, 95,203,554 outstanding shares of preferred stock were converted into an equivalent number of shares of common stock. See Note 8 (Redeemable Preferred Stock and Stockholders’ Equity) for more information.
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
2.    REVENUE
The Company’s revenue was as follows for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
($ in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Restaurant revenue	$173,759	$137,645	$545,476	$428,542
CPG revenue and other	1,794	1,613	6,054	5,642
Revenue	$175,553	$139,258	$551,530	$434,184
Revenue from the sale of the Company’s gift cards and loyalty program is included in restaurant revenue. Refer to Note 6 (Accrued Expenses and Other) for the Company’s gift card and loyalty liabilities balances. Revenue recognized from the redemption of gift cards, including breakage, that was included in the gift card liability at the beginning of the year was $0.3 million and $0.1 million during the twelve weeks ended October 1, 2023 and October 2, 2022, respectively. Revenue recognized from the redemption of gift cards, including breakage, that was included in the gift card liability at the beginning of the year was $0.7 million and $0.6 million during the forty weeks ended October 1, 2023 and October 2, 2022, respectively. The full amount of the outstanding loyalty liability as of October 1, 2023 is expected to be recognized within one year due to the expiration of loyalty rewards being less than one year.

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
Certain operating lease assets and leasehold improvements for which impairment losses of $0.6 million and $1.3 million were recognized during the twelve and forty weeks ended October 1, 2023, respectively, were measured at fair value, on a non-recurring basis as of October 1, 2023. The fair value of these assets was concluded to be $0.7 million using an income approach (discounted cash flow method), which was measured using Level 3 inputs (unobservable inputs). Unobservable inputs include the discount rate and projected restaurant revenues and expenses. Refer to Note 4 (Property and Equipment, net) for more information.
Certain operating lease assets for which impairment losses of $1.6 million and $2.2 million were recognized during the twelve and forty weeks ended October 2, 2022, respectively, were measured at fair value, on a non-recurring basis as of October 2, 2022. The fair value of these assets was concluded to be zero using an income approach (discounted cash flow method), which was measured using Level 3 inputs (unobservable inputs). Unobservable inputs include the discount rate and projected restaurant revenues and expenses. Refer to Note 4 (Property and Equipment, net) for more information.
4.    PROPERTY AND EQUIPMENT, NET
The following table presents the Company’s property and equipment, net as of the periods indicated:

($ in thousands)	October 1, 2023	December 25, 2022
Land	$600	$600
Leasehold improvements	247,536	206,849
Equipment	72,395	58,430
Furniture and fixtures	19,282	18,472
Computer hardware and software	41,632	35,190
Vehicles	508	565
Construction in progress	64,335	36,269
Total property and equipment, gross	446,288	356,375
Less accumulated depreciation	(130,202)	(113,392)
Total property and equipment, net	$316,086	$242,983
Construction in progress relates to CAVA new restaurant openings, construction of the new production facility in Verona, VA, and technology improvements.
In connection with the Company’s conversion strategy described in Note 1 (Nature of Operations and Basis of Presentation), the Company recognized impairment losses related to operating lease assets of closed restaurants within the Zoes Kitchen segment of $0.1 million and $1.6 million during the twelve weeks ended October 1, 2023 and October 2, 2022, respectively, and $0.8 million and $2.2 million during the forty weeks ended October 1, 2023 and October 2, 2022, respectively. Those, together with impairment charges of $0.5 million recognized during the twelve and forty weeks ended October 1, 2023 within the CAVA segment, resulted in total impairment charges of $0.6 million and $1.6 million during the twelve weeks ended October 1, 2023 and October 2, 2022, respectively, and $1.3 million and $2.2 million during the forty weeks ended October 1, 2023 and October 2, 2022, respectively. Impairment charges are recorded within asset impairment and disposal costs in the accompanying unaudited condensed consolidated statements of operations.
5.    GOODWILL AND INTANGIBLE ASSETS, NET
During the twelve and forty weeks ended October 1, 2023 and October 2, 2022, there were no changes in the carrying amount of goodwill of $1.9 million.

The following tables present the Company’s intangible assets, net as of the periods indicated:

	October 1, 2023
($ in thousands)	Carrying Value	Accumulated Amortization	Net
Trademark	$750	$—	$750
Other	605	—	605
Total intangible assets not subject to amortization	1,355	—	1,355

Intangibles, net	$1,355	$—	$1,355
As of October 1, 2023 all of our intangible assets subject to amortization were fully amortized.

	December 25, 2022
($ in thousands)	Carrying Value	Accumulated Amortization	Net
Total intangible assets subject to amortization, customer relationships	$1,207	$(1,180)	$27

Trademark	750	—	750
Other	605	—	605
Total intangible assets not subject to amortization	1,355	—	1,355

Intangibles, net	$2,562	$(1,180)	$1,382
6.    ACCRUED EXPENSES AND OTHER
The following table presents the Company’s accrued expenses and other as of the periods indicated:

($ in thousands)	October 1, 2023	December 25, 2022
Accrued payroll and payroll taxes	$23,894	$13,413
Accrued capital purchases	14,156	7,726
Sales and use tax payable	4,158	2,339
Gift card and loyalty liabilities	3,497	3,271
Other accrued expenses	17,292	13,719
Total accrued expenses and other	$62,997	$40,468
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
On May 31, 2023, the Company borrowed $6.0 million under the Delayed Draw Facility, which was repaid on July 6, 2023. As of October 1, 2023, available borrowing capacity under the 2022 Credit Facility consisted of a revolving loan commitment in the aggregate amount of $75.0 million, together with an incremental revolving credit commitment up to an aggregate amount of $25.0 million and $24.0 million under the Delayed Draw Facility (after giving effect to the May 31, 2023 borrowing). The 2022 Credit Facility has a five-year term and matures on March 11, 2027. As of October 1, 2023, the Company had unamortized loan origination fees of $1.0 million related to the 2022 Credit Facility recorded within other long-term assets on the accompanying unaudited condensed consolidated balance sheet.
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
Interest on loans under the 2022 Credit Facility are based on the one, three or six months Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility), as applicable, plus an applicable margin of 1.50% to 2.50% based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company also has the ability to draw overnight borrowings for which interest rates are calculated based on the Alternative Base Rate (as defined in the 2022 Credit Facility). The Company had no borrowings under the 2022 Credit Facility as of October 1, 2023.
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
The 2022 Credit Facility includes customary restrictive covenants, including limitations on additional indebtedness, creation of liens, dividend payments, investments and certain transactions with affiliates. The 2022 Credit Facility also includes covenants that require compliance with certain leverage ratios. The availability of certain baskets and the ability to enter into certain transactions may be subject to compliance with such leverage ratios. In addition, the 2022 Credit Facility contains other customary covenants, representations and events of default. As of October 1, 2023, the Company was in compliance with these financial and other covenants.
Previous SunTrust Revolving Line of Credit—On November 21, 2018, the Company entered into a revolving credit agreement with SunTrust Bank (as amended, the “2020 Credit Facility”). The 2020 Credit Facility provided for aggregate borrowings outstanding of up to $38.7 million. On March 11, 2022, the Company terminated the 2020 Credit Facility.
8.    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The Company has reserved shares of common stock for issuance as follows as of the periods indicated:

	October 1, 2023	December 25, 2022
Conversion of outstanding shares of preferred stock	—	95,203,554
Awards outstanding under the 2015 and 2023 Equity Incentive Plans	5,880,499	3,639,087
Shares available for future issuance under the 2015 and 2023 Equity Incentive Plans	8,311,490	1,673,424
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	1,762,270	—
Total reserved shares of common stock	15,954,259	100,516,065
On June 20, 2023, we issued 95,203,554 shares of common stock, par value $0.0001 per share, of the Company upon conversion on a one-for-one basis of all outstanding shares of its Series A Preferred Stock, par value $0.0001 per share, Series B Preferred Stock, par value $0.0001 per share, Series C Preferred Stock, par value $0.0001 per share, Series D Preferred Stock, par value $0.0001 per share, Series E Preferred Stock, par value $0.0001 per share, and Series F Preferred Stock, par value $0.0001 per share, pursuant to the Company’s Sixth Amended and Restated Certificate of Incorporation, as amended, and in connection with the Company’s IPO. Conversion of the preferred stock into shares of common stock occurred automatically. As of October 1, 2023 there were no outstanding shares of preferred stock. See Note 1 (Nature of Operations and Basis of Presentation) for more information on the Company’s IPO.
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
9.    INCOME TAXES
The Company’s full pretax income (loss) for the twelve and forty weeks ended October 1, 2023 and October 2, 2022 was from U.S. domestic operations. Our effective tax rate was 0.6% and 1.0% for the twelve and forty weeks ended October 1, 2023, respectively, and 0.2% and (0.2)% for the twelve and forty weeks ended October 2, 2022, respectively. For each of the twelve weeks ended October 1, 2023 and October 2, 2022, the Company recorded less than $0.1 million of tax expense. For each of the forty weeks ended October 1, 2023 and October 2, 2022, the Company recorded $0.1 million of tax expense.
10.    LEASES
The weighted average remaining lease term and discount rate were as follows as of the period indicated:

	October 1, 2023	December 25, 2022
Weighted average remaining lease term (years)	8.3	8.4
Weighted average discount rate	5.98%	5.51%
The components of lease cost were as follows for the periods indicated:

		Twelve Weeks Ended		Forty Weeks Ended
($ in thousands)	Classification	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Operating lease cost	Occupancy, General and administrative expenses	$10,372	$9,795	$33,384	$32,885
Pre-opening lease cost	Pre-opening costs	1,134	1,186	3,436	2,721
Closed store lease cost	Restructuring and other costs	112	95	489	723
Short-term lease costs	General and administrative expenses	74	108	292	343
Variable lease cost	Occupancy	336	70	1,158	163
Sublease income	Other income	(138)	(137)	(444)	(464)
Total lease cost		$11,890	$11,117	$38,315	$36,371
Supplemental disclosures of cash flow information related to leases were as follows for periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
($ in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cash paid for operating lease liabilities	$12,067	$7,983	$35,220	$34,715
Operating lease assets obtained in exchange for operating lease liabilities (1)	8,457	8,047	42,341	313,806
Derecognition of operating lease assets due to termination or impairment	236	2,991	3,022	7,654

(1) Amount presented for the forty weeks ended October 2, 2022 includes a $256.9 million transition adjustment for the adoption of ASC 842.
Refer to Note 4 (Property and Equipment, net) for a description of impairment charges that resulted in a reduction to operating lease assets.

Future minimum lease payments by fiscal year for operating leases consisted of the following as of October 1, 2023:

($ in thousands)	Operating leases
2023 (remainder)	$9,387
2024	55,481
2025	56,135
2026	55,117
2027	52,784
Thereafter	214,252
Total	443,156
Less: imputed interest	100,797
Operating lease liabilities (current and non-current)	$342,359
As of October 1, 2023, operating lease payments excluded $63.9 million of legally binding minimum lease payments for leases executed but not yet commenced.
11.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of October 1, 2023 and December 25, 2022, the Company had eight irrevocable letters of credit in favor of various landlords in the aggregate amount of $1.3 million. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
Litigation—The Company is currently involved in various claims and legal actions that arise in the ordinary course of its business, including claims resulting from employment related matters. Except for the matters described below, none of these claims, most of which are covered by insurance, are expected to have a material effect on the Company’s business, financial condition, results of operations, or cash flows. However, a significant increase in the number of these claims or an increase in uninsured amounts owed under successful claims could materially and adversely affect our business, financial condition, results of operations, or cash flows.
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
In April 2023, the Company was served with a demand letter alleging that we use unhealthy and unsustainable PFAS in our packaging, that our products contain synthetic biocides, and that our “healthy” and “sustainable” marketing claims constitute false and deceptive advertising. The letter demanded that the Company take certain actions, including refraining from using or sourcing packaging containing PFAS and adding certain product warnings. The letter further threatened to file an action styled as GMO Free USA v. Cava Group, Inc. in the Superior Court of the District of Columbia Civil Division. The suit was filed on or about October 12, 2023, expounding the demand letter’s allegations and seeking declaratory and injunctive relief, as well as payment of the plaintiffs’ attorney’s fees, in connection with, among other things, alleged violations of D.C. consumer law.
In connection with Hamman et al. v. Cava Group, Inc., on September 21, 2022, Travelers Property Casualty Company of America sought a declaratory judgment that it is not liable for insurance coverage in relation to the allegations asserted in the Hamman complaint related to PFAS, and it sought recoupment of the Company’s legal costs in the Hamman action.

Travelers Property Casualty Company of America et al v. Cava Group, Inc. was filed September 21, 2022 in the Superior Court of the State of California, County of Orange. On November 9, 2022, we removed the action to the U.S. District Court for the Central District of California. On December 16, 2022, we filed a motion to dismiss, which is pending. Depending on the outcome of the Travelers’ action as a whole, we may not be able to recover from our insurance the full amount of any damages we might incur in matters related to PFAS, including both the Hamman action and GMO Free USA action.
We are vigorously defending ourselves in these matters, which are still in their early stages, and the respective plaintiffs have not stated any specific amount of damages to be sought from the Company. As a result, an estimate of reasonably possible losses or range of losses (if any) cannot be made and the final outcomes are uncertain.
12.    RELATED PARTY TRANSACTIONS
We were party to a consulting agreement (the “Consulting Agreement”) with CMRG Inc. (“CMRG”), which is primarily owned by certain of the founders of the Company including Theodoros Xenohristos who serves on our Board of Directors. Under the terms of the Consulting Agreement, the founders provided culinary, branding, food products, and restaurant operation services to one of our subsidiaries, CAVA Mezze Grill, in exchange for an annual consulting fee. During the twelve and forty weeks ended October 2, 2022, $0.1 million and $0.2 million, respectively, was paid to CMRG for consulting services under the Consulting Agreement. The Consulting Agreement was effectively terminated as of December 25, 2022.
We were party to a management services agreement (“MSA”) with Act III Management, LLC (“Act III Management”), which is one of our stockholders and is controlled by Ronald Shaich, who is Chair of our Board of Directors. Act III Management provided consulting in the areas of information technology, strategy, finance, off-premises sales, and restaurant operations. During the twelve and forty weeks ended October 2, 2022, $0.2 million and $0.7 million, respectively, was paid to Act III Management under the MSA. The MSA was terminated in accordance with its terms on December 31, 2022.
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
During the twelve weeks ended October 1, 2023 and October 2, 2022, the Company recognized compensation expense (including applicable payroll taxes) related to awards under the 2015 Plan and 2023 Plan of $3.0 million and $1.2 million, respectively. During the forty weeks ended October 1, 2023 and October 2, 2022, the Company recognized compensation expense (including applicable payroll taxes) related to awards under the 2015 Plan and 2023 Plan of $6.0 million and $3.0 million, respectively.
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

A summary of the Company’s stock option activity is as follows:

		Weighted Average
($ in thousands except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 26, 2021	1,431,771	$4.45	5.8	$3,828
Granted	459,066	6.75
Exercised	(13,608)	2.39
Forfeited or expired	(10,800)	2.70
Outstanding - October 2, 2022	1,866,429	$5.04	6.1	$5,424

Exercisable - October 2, 2022	1,344,153	$4.37	4.9
Vested and expected to vest - October 2, 2022	1,866,429	$5.04	6.1	$5,424

Outstanding - December 25, 2022	1,863,099	$5.04	5.9	$8,444
Granted	1,373,215	19.61
Exercised	(61,748)	4.75
Forfeited or expired	(79,741)	9.47
Outstanding - October 1, 2023	3,094,825	$11.40	7.0	$59,508

Exercisable - October 1, 2023	1,457,407	$4.69	4.2
Vested and expected to vest - October 1, 2023	3,094,825	$11.40	7.0	$59,508
The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The following table reflects the weighted-average assumptions utilized in the Black-Scholes option pricing model during the periods indicated:

	Forty Weeks Ended
	October 1, 2023	October 2, 2022
Expected term (in years)[1]	6.4	6.2
Volatility[2]	46.0%	45.0%
Risk-free interest rate	3.8%	1.7%
Dividend rate	—%	—%
Weighted-average grant date fair value per share	$9.98	$2.97

(1) Expected life was calculated using the simplified method, which is an average of the contractual term and vesting period of the option, as we do not have sufficient historical data for determining the expected term of our stock option awards.
(2) Volatility was based on a group of industry peers with sufficient history.
As of October 1, 2023, there was $13.2 million of unrecognized compensation costs related to option awards. This cost is expected to be recognized over a period of 4.1 years.
Restricted Stock Units—Vesting terms of RSUs are determined by our Board of Directors and generally vest annually in equal installments over four years of continuous service, except for 332,386 RSUs that were granted to our CEO in connection with the IPO that will vest over five years of continuous service.

A summary of the Company’s restricted stock unit activity is as follows:

($ in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 26, 2021	1,486,977	$3.08	$10,032
Granted	880,656	6.74
Vested	(298,605)	2.76
Forfeited	(149,607)	3.55
Non-vested - October 2, 2022	1,919,421	$4.76	$15,240

Non-vested - December 25, 2022	1,775,988	$4.76	$16,996
Granted	1,697,450	17.51
Vested	(457,545)	4.56
Forfeited	(230,219)	7.53
Non-vested - October 1, 2023	2,785,674	$12.35	$85,297
As of October 1, 2023, there was $30.2 million of unrecognized compensation expense related to RSU awards. This cost is expected to be recognized over a period of 3.6 years.
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
The Company has not yet issued any shares of common stock under the 2023 ESPP. During the twelve and forty weeks ended October 1, 2023, the Company recognized $0.2 million and compensation expense related to the 2023 ESPP.
14.    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings (loss) per common share for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Numerator:
Net income (loss)	$6,833	$(11,893)	$11,231	$(40,141)
Denominator:
Weighted average shares outstanding, basic	113,584	1,327	43,244	1,314
Dilutive awards outstanding	4,129	—	2,722	—
Weighted average shares outstanding, diluted	117,713	1,327	45,966	1,314
Earnings (loss) per common share:
Basic	$0.06	$(8.96)	$0.26	$(30.54)
Diluted	$0.06	$(8.96)	$0.24	$(30.54)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted earnings (loss) per share as their impact would have been anti-dilutive for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Stock options	—	1,461	—	1,461
Restricted stock units	—	765	—	765
Preferred stock (as converted to common shares)	—	95,204	—	95,204
Total common stock equivalents	—	97,430	—	97,430
During the twelve and forty weeks ended October 2, 2022, the Company’s potentially dilutive securities, which include preferred stock and outstanding awards under the 2015 Plan, have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position.
15.    SEGMENT REPORTING
The CODM reviews segment performance and allocates resources based upon restaurant level profit, which is defined as segment revenues less food, beverage, and packaging expenses, labor, occupancy, and other operating expenses. All segment revenue is earned in the United States, and all intersegment revenues have been eliminated. Sales from external customers are derived principally from sales of food, beverage, and CPG. The Company does not rely on any major customers as sources of sales. As the CODM is not provided with asset information by segment, assets are reported only on a consolidated basis. As described in Note 1 (Nature of Operations and Basis of Presentation), the Company no longer operates any Zoes Kitchen locations as of March 2, 2023.

Financial information for the Company’s reportable segments was as follows for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
($ in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue
CAVA	$173,759	$116,213	$541,609	$333,546
Zoes Kitchen	—	21,432	3,867	94,996
Other	1,794	1,613	6,054	5,642
Total revenue	175,553	139,258	551,530	434,184
Restaurant-level operating expenses (1)
CAVA	130,179	90,992	403,430	265,480
Zoes Kitchen	—	20,263	4,044	89,497
Other	887	1,595	3,574	5,050
Total restaurant-level operating expenses	131,066	112,850	411,048	360,027
Restaurant-level profit (loss)
CAVA	43,580	25,221	138,179	68,066
Zoes Kitchen	—	1,169	(177)	5,499
Other	907	18	2,480	592
Total restaurant-level profit	44,487	26,408	140,482	74,157
Reconciliation of restaurant-level profit to income (loss) before income taxes:
General and administrative expenses	24,472	16,547	76,817	53,768
Depreciation and amortization	11,528	10,018	35,096	31,783
Restructuring and other costs	1,092	2,055	5,160	4,989
Pre-opening costs	3,410	6,175	12,809	14,225
Impairment and asset disposal costs	1,190	3,838	4,295	9,848
Interest (income) expense, net	(3,956)	(115)	(4,630)	262
Other income, net	(120)	(188)	(412)	(644)
Income (loss) before income taxes	$6,871	$(11,922)	$11,347	$(40,074)

(1) Restaurant-level operating expenses consist of food, beverage, and packaging (excluding depreciation and amortization), labor, occupancy, and other operating expenses.
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
As of October 1, 2023, we owned and operated 290 CAVA restaurants in 24 states and Washington, D.C., which includes 152 Zoes Kitchen locations successfully converted into CAVA restaurants. We anticipate having 17 to 20 Net New CAVA Restaurant Openings in the fourth quarter of fiscal 2023, which includes one remaining conversion of a Zoes Kitchen location that opened on October 20, 2023.
Segments
We have two reportable segments: CAVA and Zoes Kitchen. CAVA reflects the financial results of all CAVA restaurants we operate. Zoes Kitchen reflects the financial results of all Zoes Kitchen locations we previously operated. As of October 1, 2023, we operated 290 CAVA restaurants. As of March 2, 2023, we no longer operate any Zoes Kitchen locations. Our Consumer Packaged Goods (“CPG”) operations are included in Other.
Initial Public Offering
On June 20, 2023, we completed an initial public offering (the “IPO”) of 16,611,110 shares of common stock at a price of $22.00 per share, which included 2,166,666 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, we received net proceeds from the offering of $336.1 million, of which $0.2 million of offering expenses were unpaid as of October 1, 2023. In connection with the IPO, 95,203,554 outstanding shares of preferred stock were converted into an equivalent number of shares of common stock. See Item 1, Financial Statements, Note 1 (Nature of Operations and Basis of Presentation) and Note 8 (Redeemable Preferred Stock and Stockholders’ Equity) for more information.
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

The following table sets forth our key performance measures for the periods presented:

	Twelve Weeks Ended			Forty Weeks Ended
($ in thousands)	October 1, 2023	October 2, 2022	Change	October 1, 2023	October 2, 2022	Change
CAVA Revenue	$173,759	$116,213	$57,546	$541,609	$333,546	$208,063
CAVA Same Restaurant Sales Growth	14.1%	9.2%	4.9%	20.1%	13.9%	6.2%
CAVA AUV (1)	$2,640	$2,383	$257	$2,640	$2,383	$257
CAVA Restaurant-Level Profit	$43,580	$25,221	$18,359	$138,179	$68,066	$70,113
CAVA Restaurant-Level Profit Margin	25.1%	21.7%	3.4%	25.5%	20.4%	5.1%
CAVA Restaurants (2)	290	214	76	290	214	76
Net New CAVA Restaurant Openings	11	19	(8)	53	50	3
CAVA Digital Revenue Mix	35.5%	32.9%	2.6%	36.1%	34.0%	2.1%
Net income (loss)	$6,833	$(11,893)	$18,726	$11,231	$(40,141)	$51,372
Adjusted EBITDA (3)	$19,788	$4,838	$14,950	$58,135	$9,128	$49,007
Net income (loss) margin	3.9%	(8.5)%	12.4%	2.0%	(9.2)%	11.2%
Adjusted EBITDA margin (3)	11.3%	3.5%	7.8%	10.5%	2.1%	8.4%

(1) For purposes of calculating CAVA AUV for the reporting periods ended October 1, 2023 and October 2, 2022, the applicable measurement period is the entire trailing thirteen periods ended October 1, 2023 and October 2, 2022, respectively.

(2) As of the end of the specified reporting period.
(3) See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of Adjusted EBITDA to net income/(loss), the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA restaurant unit data for the periods indicated.

	Twelve Weeks Ended		Forty Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
CAVA Restaurants
Beginning of period	279	195	237	164
New CAVA restaurant openings, including converted Zoes Kitchen locations	11	19	54	51
Permanent closure	—	—	(1)	(1)
End of period	290	214	290	214
Results of Operations
Our results of operations, on a consolidated basis and by segment, for the twelve and forty weeks ended October 1, 2023 and October 2, 2022 are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment. As of March 2, 2023, we no longer operate any Zoes Kitchen locations, and on October 20, 2023 our conversion strategy was completed with the last conversion restaurant opening. As a result, we have limited our discussion of the Zoes Kitchen segment. In addition, because our consolidated results of operations include the results of our Zoes Kitchen segment, we believe that our consolidated results of operations are less indicative of our performance as compared to our CAVA segment.

The following table summarizes our segment results for the twelve and forty weeks ended October 1, 2023 and October 2, 2022:

	Twelve Weeks Ended		Forty Weeks Ended
($ in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue
CAVA	$173,759	$116,213	$541,609	$333,546
Zoes Kitchen	—	21,432	3,867	94,996
Other	1,794	1,613	6,054	5,642
Total revenue	175,553	139,258	551,530	434,184
Restaurant-level operating expenses (1)
CAVA	130,179	90,992	403,430	265,480
Zoes Kitchen	—	20,263	4,044	89,497
Other	887	1,595	3,574	5,050
Total restaurant-level operating expenses	131,066	112,850	411,048	360,027
Restaurant-level profit (loss)
CAVA	43,580	25,221	138,179	68,066
Zoes Kitchen	—	1,169	(177)	5,499
Other	907	18	2,480	592
Total restaurant-level profit	44,487	26,408	140,482	74,157
Reconciliation of restaurant-level profit to income (loss) before income taxes:
General and administrative expenses	24,472	16,547	76,817	53,768
Depreciation and amortization	11,528	10,018	35,096	31,783
Restructuring and other costs	1,092	2,055	5,160	4,989
Pre-opening costs	3,410	6,175	12,809	14,225
Impairment and asset disposal costs	1,190	3,838	4,295	9,848
Interest (income) expense, net	(3,956)	(115)	(4,630)	262
Other income, net	(120)	(188)	(412)	(644)
Income (loss) before income taxes	$6,871	$(11,922)	$11,347	$(40,074)

(1) Restaurant-level operating expenses consist of food, beverage, and packaging (excluding depreciation and amortization), labor, occupancy, and other operating expenses.
Comparison of the twelve weeks ended October 1, 2023 and October 2, 2022
CAVA Segment Results
The following table summarizes the results of the CAVA segment for the twelve weeks ended October 1, 2023 and October 2, 2022:

	Twelve Weeks Ended
	October 1, 2023		October 2, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$173,759	100.0%	$116,213	100.0%	$57,546	49.5%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	51,085	29.4	36,402	31.3	14,683	40.3
Labor	43,913	25.3	30,232	26.0	13,681	45.3
Occupancy	13,782	7.9	9,747	8.4	4,035	41.4
Other operating expenses	21,399	12.3	14,611	12.6	6,788	46.5
Total restaurant operating expenses	130,179	74.9	90,992	78.3	39,187	43.1
Restaurant-level profit	$43,580	25.1%	$25,221	21.7%	$18,359	72.8%

CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $41.2 million increase from the 95 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 2, 2022, of which the majority was attributable to the 60 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 14.1%, which consists of 7.6% from guest traffic increases and 6.5% from menu price increases and product mix.
CAVA Food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $13.4 million increase from the 95 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 2, 2022, of which the majority was attributable to the 60 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 14.1%.
As a percentage of CAVA Revenue, CAVA food, beverage, and packaging decreased primarily due to lower input costs and a higher incidence of premium menu items driving favorable product mix.
CAVA Labor:
The increase in CAVA labor was primarily due to a $11.9 million increase from the 95 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 2, 2022, of which the majority was attributable to the 60 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 14.1%. These increases include the impact of higher average hourly wages.
As a percentage of CAVA Revenue, CAVA labor decreased due to strong sales, partially offset by an increase in average hourly wages and an increased mix of new restaurants.
CAVA Occupancy:
The increase in CAVA occupancy was primarily due to a $3.5 million increase from 95 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 2, 2022, of which the majority was attributable to the 60 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to improved operating leverage associated with higher sales.
CAVA Other operating expenses:
The increase in CAVA other operating expenses was primarily due to a $5.8 million increase from 95 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 2, 2022, of which the majority was attributable to the 60 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 14.1%.
As a percentage of CAVA Revenue, CAVA other operating expenses decreased primarily due to operating leverage from higher sales.

Zoes Kitchen Segment Results
The following table summarizes the results of the Zoes Kitchen segment for the twelve weeks ended October 1, 2023 and October 2, 2022:

	Twelve Weeks Ended
($ in thousands)	October 1, 2023		October 2, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$—	—%	$21,432	100.0%	$(21,432)	(100.0)%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	—	—	6,733	31.4	(6,733)	(100.0)
Labor	—	—	6,961	32.5	(6,961)	(100.0)
Occupancy	—	—	2,555	11.9	(2,555)	(100.0)
Other operating expenses	—	—	4,014	18.7	(4,014)	(100.0)
Total restaurant operating expenses	—	—	20,263	94.5	(20,263)	(100.0)
Restaurant-level profit	$—	—%	$1,169	5.5%	(1,169)	(100.0)%
As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations.
Other Results
The following table summarizes remaining activity related to our CPG operations for the twelve weeks ended October 1, 2023 and October 2, 2022:

	Twelve Weeks Ended
	October 1, 2023		October 2, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$1,794	100.0%	$1,613	100.0%	$181	11.2%
Food, beverage, and packaging	733	40.9	1,482	91.9	(749)	(50.5)
Other operating expenses	154	8.6	113	7.0	41	36.3
The increase in Other revenue was primarily as a result of increased sales of dips, spreads, and dressings. The decrease in food, beverage, and packaging was due in part to lower input costs.
Consolidated Results
The following table summarizes our consolidated results of operations for the twelve weeks ended October 1, 2023 and October 2, 2022:

	Twelve Weeks Ended
($ in thousands)	October 1, 2023		October 2, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$175,553	100.0%	$139,258	100.0%	$36,295	26.1%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	51,818	29.5	44,617	32.0	7,201	16.1
Labor	43,913	25.0	37,193	26.7	6,720	18.1
Occupancy	13,782	7.9	12,302	8.8	1,480	12.0
Other operating expenses	21,553	12.3	18,738	13.5	2,815	15.0
Total restaurant operating expenses	131,066	74.7	112,850	81.0	18,216	16.1
General and administrative expenses	24,472	13.9	16,547	11.9	7,925	47.9

Depreciation and amortization	11,528	6.6	10,018	7.2	1,510	15.1
Restructuring and other costs	1,092	0.6	2,055	1.5	(963)	(46.9)
Pre-opening costs	3,410	1.9	6,175	4.4	(2,765)	(44.8)
Impairment and asset disposal costs	1,190	0.7	3,838	2.8	(2,648)	(69.0)
Total operating expenses	172,758	98.4	151,483	108.8	21,275	14.0
Income (loss) from operations	2,795	1.6	(12,225)	(8.8)	15,020	(122.9)
Interest income, net	(3,956)	(2.3)	(115)	(0.1)%	(3,841)	N/M
Other income, net	(120)	(0.1)	(188)	(0.1)	68	(36.2)
Income (loss) before income taxes	6,871	3.9	(11,922)	(8.6)	18,793	(157.6)
Provision for (benefit from) income taxes	38	—	(29)	—	67	(231.0)
Net income (loss)	$6,833	3.9%	$(11,893)	(8.5)%	$18,726	(157.5)%

N/M data not meaningful
Revenue:
The increase in consolidated revenue was primarily driven by a $57.5 million increase in our CAVA segment, partially offset by a $21.4 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to CAVA Segment Results above for more information.
Food, beverage, and packaging:
The increase in consolidated food, beverage, and packaging was primarily driven by a $14.7 million increase in our CAVA segment, partially offset by a $6.7 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Labor:
The increase in consolidated labor was primarily driven by a $13.7 million increase in our CAVA segment, partially offset by a $7.0 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Occupancy:
The increase in consolidated occupancy was primarily driven by a $4.0 million increase in our CAVA segment, partially offset by a $2.6 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Other operating expenses:
The increase in consolidated other operating expenses was primarily driven by an $6.8 million increase in our CAVA segment, partially offset by a $4.0 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to higher equity-based compensation, which includes the impact of awards made in connection with the IPO, recurring public company costs, higher performance-based accruals associated with strong results, and investments in our corporate functions, including headcount, to support future growth.
Depreciation and amortization:
The increase in depreciation and amortization was driven by the addition of assets from 95 New Net CAVA Restaurants Openings and technology improvements partially offset by the disposal of assets from 79 closed Zoes Kitchen locations.

Restructuring and other costs:
The decrease in restructuring and other costs was primarily due to costs incurred in the prior year quarter related to public company readiness and the relocation of our collaboration center.
Pre-opening costs:
The decrease in pre-opening costs was due to the timing and volume of Net New CAVA Restaurant Openings and improved cost efficiencies.
Impairment and asset disposal costs:
The decrease in impairment and asset disposal costs was primarily due to higher costs in the prior year quarter in connection with Zoes Kitchen actual and anticipated closures.
Interest (income) expense, net
The increase in interest (income) expense, net, was due to interest income associated with an increase in short term investments as a result of proceeds from the IPO.
Other income, net:
Other income, net was relatively flat.
Income (loss) before income taxes:
The increase in income before income taxes was due to the factors described above.
Provision for income taxes:
The provision for income taxes was an immaterial amount for each of the twelve weeks ended October 1, 2023 and October 2, 2022.
Net income (loss):
Our net income increased as a result of the factors described above.
Comparison of the forty weeks ended October 1, 2023 and October 2, 2022
CAVA Segment Results
The following table summarizes the results of the CAVA segment for the forty weeks ended October 1, 2023 and October 2, 2022:

	Forty Weeks Ended
	October 1, 2023		October 2, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$541,609	100.0%	$333,546	100.0%	$208,063	62.4%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	157,720	29.1	105,258	31.6	52,462	49.8
Labor	136,978	25.3	89,902	27.0	47,076	52.4
Occupancy	43,273	8.0	30,114	9.0	13,159	43.7
Other operating expenses	65,459	12.1	40,206	12.1	25,253	62.8
Total restaurant operating expenses	403,430	74.5	265,480	79.6	137,950	52.0
Restaurant-level profit	$138,179	25.5%	$68,066	20.4%	$70,113	103.0%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $141.1 million increase from the 126 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 2, 2022, of which the majority was attributable to the 90 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 20.1%, which consists of 12.0% from guest traffic increases and 8.1% from menu price increases and product mix.
CAVA Food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $38.1 million increase from the 126 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 2, 2022, of which the majority was attributable to the 90 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 20.1%.
As a percentage of CAVA Revenue, CAVA food, beverage, and packaging decreased primarily due to lower input costs and a higher incidence of premium menu items driving favorable product mix.
CAVA Labor:
The increase in CAVA labor was primarily due to a $35.4 million increase from the 126 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 2, 2022, of which the majority was attributable to the 90 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 20.1%. These increases include the impact of higher average hourly wages.
As a percentage of CAVA Revenue, CAVA labor decreased due to strong sales, partially offset by an increase in average hourly wages and an increased mix of new restaurants.
CAVA Occupancy:
The increase in CAVA occupancy was primarily due to a $10.1 million increase from 126 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 2, 2022, of which the majority was attributable to the 90 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased largely due to improved operating leverage associated with higher sales.
CAVA Other operating expenses:
The increase in CAVA other operating expenses was primarily due to a $16.3 million increase from 126 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 2, 2022, of which the majority was attributable to the 90 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 20.1%.
As a percentage of CAVA Revenue, CAVA other operating expenses was flat primarily due to operating leverage, partially offset by a reduction to an insurance accrual in the prior year period.

Zoes Kitchen Segment Results
The following table summarizes the results of the Zoes Kitchen segment for the forty weeks ended October 1, 2023 and October 2, 2022:

	Forty Weeks Ended
	October 1, 2023		October 2, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$3,867	100.0%	$94,996	100.0%	$(91,129)	N/M
Restaurant operating expenses, excluding depreciation and amortization:
Food, beverage, and packaging	1,141	29.5	29,315	30.9	(28,174)	N/M
Labor	1,506	38.9	32,044	33.7	(30,538)	N/M
Occupancy	508	13.1	11,142	11.7	(10,634)	N/M
Other operating expenses	889	23.0	16,996	17.9	(16,107)	N/M
Total restaurant operating expenses	4,044	104.6	89,497	94.2	(85,453)	N/M
Restaurant-level profit (loss)	$(177)	(4.6)%	$5,499	5.8%	$(5,676)	N/M

N/M data not meaningful
As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations, which resulted in the decreases above.
Other Results
The following table summarizes remaining activity related to our CPG operations for the forty weeks ended October 1, 2023 and October 2, 2022:

	Forty Weeks Ended
	October 1, 2023		October 2, 2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$6,054	100.0%	$5,642	100.0%	$412	7.3%
Food, beverage, and packaging	3,075	50.8	4,689	83.1	(1,614)	(34.4)
Other operating expenses	499	8.2	361	6.4	138	38.2
The increase in Other revenue was primarily as a result of increased sales of dips, spreads, and dressings. The decrease in food, beverage, and packaging was due in part to lower input costs.
Consolidated Results
The following table summarizes our consolidated results of operations for the forty weeks ended October 1, 2023 and October 2, 2022:

	Forty Weeks Ended
($ in thousands)	October 1, 2023		October 2, 2022		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$551,530	100.0%	$434,184	100.0%	$117,346	27.0%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	161,936	29.4	139,262	32.1	22,674	16.3
Labor	138,484	25.1	121,946	28.1	16,538	13.6
Occupancy	43,781	7.9	41,256	9.5	2,525	6.1
Other operating expenses	66,847	12.1	57,563	13.3	9,284	16.1
Total restaurant operating expenses	411,048	74.5	360,027	82.9	51,021	14.2

General and administrative expenses	76,817	13.9	53,768	12.4	23,049	42.9
Depreciation and amortization	35,096	6.4	31,783	7.3	3,313	10.4
Restructuring and other costs	5,160	0.9	4,989	1.1	171	3.4
Pre-opening costs	12,809	2.3	14,225	3.3	(1,416)	(10.0)
Impairment and asset disposal costs	4,295	0.8	9,848	2.3	(5,553)	(56.4)
Total operating expenses	545,225	98.9	474,640	109.3	70,585	14.9
Income (loss) from operations	6,305	1.1	(40,456)	(9.3)	46,761	(115.6)
Interest (income) expense, net	(4,630)	(0.8)	262	0.1	(4,892)	(1867.2)
Other income, net	(412)	(0.1)	(644)	(0.1)	232	(36.0)
Income (loss) before income taxes	11,347	2.1	(40,074)	(9.2)	51,421	(128.3)
Provision for (benefit from) income taxes	116	—	67	—	49	73.1
Net income (loss)	$11,231	2.0%	$(40,141)	(9.2)%	$51,372	(128.0)%
Revenue:
The increase in consolidated revenue was primarily driven by a $208.1 million increase in our CAVA segment, partially offset by a $91.1 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to CAVA Segment Results above for more information.
Food, beverage, and packaging:
The increase in consolidated food, beverage, and packaging was primarily driven by a $52.5 million increase in our CAVA segment, partially offset by a $28.2 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Labor:
The increase in consolidated labor was primarily driven by a $47.1 million increase in our CAVA segment, partially offset by a $30.5 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Occupancy:
The increase in consolidated occupancy was primarily driven by a $13.2 million increase in our CAVA segment, partially offset by an $10.6 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Other operating expenses:
The increase in consolidated other operating expenses was primarily driven by a $25.3 million increase in our CAVA segment, partially offset by a $16.1 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to higher performance-based accruals associated with strong results, investments in our corporate functions, including headcount, to support future growth, higher equity-based compensation associated with awards made in connection with the IPO, recurring public company costs, and $1.1 million in certain non-recurring IPO costs.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from 126 Net New CAVA Restaurant Openings and technology improvements, partially offset by the disposal of assets at 125 closed Zoes Kitchen locations.

Restructuring and other costs:
The increase in restructuring and other costs was primarily due to costs associated with closed Zoes Kitchen locations and public company readiness, partially offset by costs incurred in the prior year period in connection with the relocation of our collaboration center.
Pre-opening costs:
The decrease in pre-opening costs was due to improved cost efficiencies, partially offset by the the timing and volume of Net New CAVA Restaurant Openings.
Impairment and asset disposal costs:
The decrease in impairment and asset disposal costs was primarily due to higher costs in the prior year period in connection with Zoes Kitchen actual and anticipated closures.
Interest expense, net:
The increase in interest (income) expense, net, was due to interest income associated with an increase in short term investments as a result of proceeds from the IPO.
Other income, net:
Other income, net was relatively flat.
Loss before income taxes:
The increase in income before income taxes was due to the factors described above.
Provision for income taxes:
Provision for income taxes was an immaterial amount for each of the forty weeks ended October 1, 2023 and October 2, 2022.
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
The following tables provides a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) margin to Adjusted EBITDA Margin for the periods presented:

	Twelve Weeks Ended		Forty Weeks Ended
($ in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income (loss)	$6,833	$(11,893)	$11,231	$(40,141)
Non-GAAP Adjustments
Interest (income) expense, net	(3,956)	(115)	(4,630)	262
Provision for (benefit from) income taxes	38	(29)	116	67
Depreciation and amortization	11,528	10,018	35,096	31,783
Equity-based compensation	3,183	1,152	6,166	2,964
Other income, net	(120)	(188)	(412)	(644)
Impairment and asset disposal costs	1,190	3,838	4,295	9,848
Restructuring and other costs	1,092	2,055	5,160	4,989
Certain non-recurring public company costs	—	—	1,113	—
Adjusted EBITDA	$19,788	$4,838	$58,135	$9,128

Revenue	$175,553	$139,258	$551,530	$434,184
Net income (loss) margin	3.9%	(8.5)%	2.0%	(9.2)%
Adjusted EBITDA margin	11.3%	3.5%	10.5%	2.1%
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for the expansion of our restaurant base and manufacturing capabilities, working capital, and other capital expenditures.
Our rapid expansion has been significantly aided by the Zoes Kitchen acquisition, which enabled us to expand our CAVA restaurant base in a capital-efficient manner. While conversions require initial capital investments, such costs are typically significantly lower for a conversion as compared to a new opening. Therefore, we expect that the capital expenditure requirements relating to Net New CAVA Restaurant Openings on a per restaurant basis in future periods will be significantly higher than we have experienced in the past few years as our conversion strategy is complete as of October 20, 2023.
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
Cash Overview
We had cash and cash equivalents of $340.4 million and $39.1 million as of October 1, 2023 and December 25, 2022, respectively, the increase of which was primarily due to net proceeds received in connection with the IPO.
For the forty weeks ended October 1, 2023, our operations were primarily funded from cash flows from operations that, together with the IPO proceeds and prior sale and issuance of our Series F Preferred Stock in fiscal 2021, funded capital expenditures. Our principal uses of liquidity for the forty weeks ended October 1, 2023 were to fund new restaurant openings, including the conversion of Zoes Kitchen locations into CAVA restaurants, the construction of our new production facility in Verona, VA and working capital needs.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Forty Weeks Ended		Change
($ in thousands)	October 1, 2023	October 2, 2022	$	%
Net cash provided by operating activities	$73,088	$5,229	$67,859	N/M
Net cash used in investing activities	(107,564)	(71,736)	(35,828)	49.9%
Net cash provided by (used in) financing activities	335,750	(1,659)	337,409	N/M
Net change in cash and cash equivalents	$301,274	$(68,166)	$369,440	N/M

N/M data not meaningful
Operating Activities:
The increase in net cash provided by operating activities was primarily due to improved operating performance as well as the impact of working capital changes.
Investing Activities:
The increase in net cash used in investing activities was primarily due to our investments in capital expenditures as a result of Net New CAVA Restaurant Openings, construction of our new manufacturing facility, and technology improvements.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our investments through our cash in our money market accounts. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of October 1, 2023, we had $340.4 million of cash and cash equivalents consisting of bank accounts and money market funds. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical decrease of 100 basis points to current prevailing market rates applied to our cash and cash equivalents balance as of October 1, 2023, would result in a decrease of $3.4 million in investment income over a twelve month period.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Securities
During the twelve weeks ended October 1, 2023, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 10, 2023 to August 6, 2023	634	$51.02	—	—
August 7, 2023 to September 3, 2023	—	—	—	—
September 4, 2023 to October 1, 2023	2,416	29.94	—	—
Total	3,050	$34.32	—	—
(1) Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's 2015 Equity Incentive Plan.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)