Form 10-K
period 2023-12-31
CAVA GROUP, INC.
filed 2024-02-27
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 9, 2023, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates was, $2.3 billion based on the closing price of the registrant’s common stock on July 7, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. For purpose of this calculation shares of common stock held by each executive officer and directors and certain significant stockholders have been excluded since those persons may under certain circumstances be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 114,002,237 shares of common stock outstanding as of February 19, 2024.
DOCUMENTS INCORPORATE BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders, which will be filed no later than 120 days after the registrants fiscal year ended December 31, 2023.

Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. These statements may include words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” “outlook,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K.
The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control.
You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events or otherwise.

Summary of Risk Factors
Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report in addition to the following other factors, risks, trends, and uncertainties:
•our industry is highly competitive;
•our ability to open new restaurants while managing our growth effectively and maintaining our culture;
•our ability to successfully identify appropriate locations and develop and expand our operations in existing and new markets;
•our new restaurants may not be profitable and opening new restaurants may negatively impact our existing locations;
•the impact of changes in guest perception of our brand;
•our efforts to market our restaurants and brand may not be successful;
•the impact of food safety issues and food-borne illness concerns;
•our ability to maintain or increase prices;
•the impact of economic factors and our ability to anticipate trends and improve existing offerings;
•the risks associated with leasing property;
•our ability to expand our digital and delivery business;
•our ability to manage social media;
•our ability to realize the anticipated benefits from past and future acquisitions, investments, or other strategic initiatives;
•our ability to manage our manufacturing and supply chain effectively;
•our ability to successfully optimize, operate, and manage our production facilities;
•the risks associated with our reliance on third parties;
•the impact of shortages, delays, or interruptions in the delivery of food and other products;
•the impact of increases in food, commodity, energy, and other costs;
•the impact of increases in labor costs, labor shortages, and our ability to identify, hire, train, motivate, and retain the right Team Members;
•our ability to attract, develop, and retain our management team and key Team Members;
•the impact of any cybersecurity breaches;
•the laws and regulations, including those regarding privacy, data protection, and cybersecurity;
•the impact of failures, or interruptions in, or our inability to effectively scale and adapt, our information technology systems;
•the impact of evolving rules and regulations with respect to environmental, social, and governance (“ESG”) matters;
•the impact of climate change and volatile adverse weather conditions; and
•the other factors discussed under Part I, Item 1A. “Risk Factors.”

Glossary
The following definitions apply to these terms as used in this Annual Report on Form 10-K:
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
“CAVA Restaurant-Level Profit,” a segment measure of profit and loss, represents CAVA Revenue in the specified period less food, beverage, and packaging, labor, occupancy, and other operating expenses, excluding depreciation and amortization, in the period. CAVA Restaurant-Level Profit excludes pre-opening costs;
“CAVA Restaurant-Level Profit Margin” represents CAVA Restaurant-Level Profit as a percentage of CAVA Revenue;
“CAVA Restaurants” is defined to include all CAVA restaurants, including converted Zoes Kitchen locations and CAVA hybrid kitchens, that are open as of the end of the specific period. CAVA Restaurants exclude restaurants operating under a license agreement and CAVA digital kitchens;
“CAVA Revenue” is defined to include all revenue attributable to CAVA restaurants in the specified period, excluding restaurants operating under license agreements;
“CAVA Same Restaurant Sales Growth” is defined as the period-over-period sales comparison for CAVA restaurants that have been open for 365 days or longer (including converted Zoes Kitchen locations that have been open for 365 days or longer after the completion of the conversion to a CAVA restaurant);
“Collaboration Center Organization” represents Team Members who work out of our restaurant collaboration center located in Washington, D.C., and our support centers located in Brooklyn, New York and Plano, Texas together with remote and hybrid Team Members whose job responsibilities support our operations;
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

Part I
Item 1. Business
Our Mission
To Bring Heart, Health, And Humanity To Food
General
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. As of December 31, 2023, we operate 309 fast-casual CAVA restaurants in 24 states and Washington, D.C. The number of CAVA restaurants excludes two locations operating under a licensing arrangement and digital kitchens. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-crated and customizable bowls and pitas. Our dips, spreads, and dressings are centrally produced and sold in grocery stores.
Business Strategy
We believe that our differentiated offerings and broad appeal give us significant opportunity in the Mediterranean and health and wellness food categories. Our guests span gender lines and age groups, with a strong Millennial and a growing Gen Z contingent, as well as all income brackets. The broad appeal of our brand is evidenced by substantial diversity across geographies, formats, dayparts, and channels. We are in the early stages of fulfilling our total restaurant potential, and we believe there is opportunity for more than 1,000 CAVA restaurants in the United States by 2032. We believe we are well positioned to benefit from the following strong and emerging trends:
•Evolving consumer preferences for authentic and ethnic cuisine
•Increased focus on health and wellness
•Emphasis on combined quality and convenience
We aim to create an industry-leading, category defining brand rooted in the following strategic pillars:
Expand our Mediterranean Way in Communities Across the Country
•Grow our footprint and expand multi-channel access
•Fuel our culinary innovation and communication engine to drive traffic, mix, and check
•Express the essence of our category-creating concept consistently across brand properties
Develop Personal Relationships with Guests, Even as We Scale
•Leverage our digital ecosystem to enable more personalized communication with guests
•Reimagine and relaunch our loyalty offering to deepen our connections with guests and drive increased frequency
•Create a cohesive physical and digital journey
Run Great Restaurants, Every Location, Every Shift
•Streamline and automate preparation to make our restaurants easier to run
•Enhance our training and standards to consistently deliver our Mediterranean hospitality
•Leverage technologies to increase automation and improve restaurant operations
Operate As a High-Performing Team
•Create a culture of growth and accountability
•Use best-in-class data capabilities to unlock powerful, actionable insights
•Implement programs and tools that engage, retain, and connect the organization
Our Food - Where Taste and Health Unite
Our menu fulfills a broad range of dietary preferences, from hearty and indulgent to vegan, vegetarian, gluten-free, dairy-free, paleo, keto, and nut-free diets. We have designed our menu to offer vibrant flavors utilizing fresh, high-quality ingredients inspired by our Mediterranean roots. We make it deliciously simple to eat well and feel good every day. Our guests can choose a chef-curated meal or a build-your-own-bowl or pita using our 38 ingredients with over 17.4 billion combinations.
People and Culture
As of December 31, 2023, we employed approximately 8,100 Team Members in our restaurants and 360 within manufacturing and our Collaboration Center Organization. From the very beginning, our founders were focused on ensuring CAVA treated all Team Members with generosity – we believe the health and well-being of our Team Members are just as important as the health of our food. We have a highly engaged team as evidenced by our Employee Net Promoter Score in the top quartile, which indicates a high level of engagement according to Denison Consulting, which conducted our 2023 Team Member engagement survey.
Our Values
We maintain a core set of values that guide the organization and our culture. They are:
•Generosity First, Always - We lead with kindness. Our best work happens when we act in service of others.
•Constant Curiosity - We are eager to learn, grow, and explore beyond the obvious.
•Act with Agility - We welcome change; it’s the only constant. We embrace, adjust, adapt.
•Passion for Positivity - We greet each day with warmth and possibility.
•Collective Ambition - We have high aspirations that are achieved when we work together with a shared purpose.
Our values build upon our mission and set a clear foundation in establishing our seven core competencies for expected behavior from all Team Members, which we believe allows us to maximize opportunities for growth and development.
Talent Development
Inspired by the Mediterranean Way and defined by a genuine expression of hospitality and warmth, we want our Team Members – who carry on the CAVA culture every day – to build a career and not merely find employment. We continuously nurture our talent-rich pipeline by offering a clear promotional track for Team Members to become General Managers, with a goal of internally placing more than 75% of our new General Manager positions, which we achieved in fiscal 2023. A key component of our Team Member development pipeline includes a nationwide training network led by our 55 Academy General Managers (including those promoted to Multi-Unit Leaders), who represent leaders that we have identified as achieving strong operational and financial results at the restaurants they operate.
Total Rewards
We believe that recognition and rewards are key to a healthy and vibrant culture. We offer our Team Members competitive compensation and benefits including:
•medical, dental, and vision insurance for full-time Team Members and a mini-medical plan for part-time Team Members including office visits, telemedicine, behavioral health, and prescription discounts, among other items;
•401K matching;
•an employee stock purchase plan that provides virtually all of our Team Members an ownership opportunity;
•an Employee Assistance Program that covers paid mental health benefits and counseling for all Team Members and their household members, elder care services, alcohol and drug dependency programs, continuing education and college planning, marriage and relationship counseling, relocation guidance and family planning assistance;
•continuing education including a tuition discount program in partnership with University of Maryland Global Campus for any Team member wanting to further their education;
•financial assistance for adoption and family planning through our Well Being program for all Team Members;
•free meals to all Team Members during working hours and discounted meals outside of working hours;
•short- and long-term incentive programs for Team Members who hold a position above General Manager, including Team Members within manufacturing and our Collaboration Center Organization, while our General Managers participate in a short-term incentive program.

Creating an Inclusive Culture
Guided by the skills and insights of our Team Members, we’re intentional about bringing down barriers and creating a more inclusive world where everyone is welcome at our table.
We are strongly committed to supporting and engaging all Team Members. Diversity cultivation is one of the seven core competencies we use to evaluate a Team Member's performance on an ongoing basis, which includes leveraging thoughts and insights of all Team Members. We have formed a Team Member resource group, Allies in Motion (AIM), which encourages our Team Members to celebrate and learn about underrepresented groups to build a better world for our guests, other Team Members, and community. In addition, on average, we rank in the top quintile within the diversity and inclusion category, based on our Team Members’ responses to our 2023 Team Member engagement survey conducted by Denison Consulting.
Real Estate
Our market evaluation and site selection process is data-driven including reviewing characteristics such as geography, presence of peer brands, demographic and psychographic data, urban/suburban balance, foot- and vehicle-traffic, retail and daily needs, employment and daytime activity, adjacent retailers, and volume potential.
Our restaurant designs are flexible and adaptable to fit any site, which allows us to enhance and tailor our format to our guests’ preferences, including their preferred channels. Each CAVA Restaurant includes walk-the-line ordering and digital pick-up capabilities, as well as a separate digital make line to maximize throughput. Our restaurants generally range from 2,000 to 3,000 square feet in size and seat approximately 35 to 55 guests indoors. As of December 31, 2023, we offered drive-thru pick-up at 30 locations. In select markets, we are currently piloting CAVA digital kitchens to serve as centralized production hubs, and CAVA hybrid kitchens where we believe there is strong demand for our catering services.
Our acquisition of Zoes Kitchen in 2018 allowed us to rapidly expand in new and existing markets by converting Zoes Kitchen locations to our CAVA brand. In total, we opened 153 conversion restaurants, and, as of March 2, 2023, we no longer operate Zoes Kitchen locations. Our conversion strategy concluded on October 20, 2023 with the final conversion restaurant opening.
Sourcing, Manufacturing, and Distribution
Our Sourcing and Supply Chain
We have invested in vertically-integrated manufacturing capabilities and built a differentiated directly-sourced supply chain with more than 50 trusted grower, rancher, and producer partners. We conduct certain site visits to maintain our strong relationships and seek to ensure that our partners adhere to our high-quality standards. To secure any potential sourcing needs well in advance of our growth, we continually evaluate the strength and diversity of our supply chain.
Manufacturing and Distributing
We currently operate a 30,000-square-foot production facility in Laurel, Maryland, and we recently commenced operations at a state-of-the-art 55,000-square-foot production facility in Verona, Virginia in February 2024. We expect that our production facilities will support at least 750 restaurants, as well as our Consumer Packaged Goods (“CPG”) business, with the potential to add additional capacity over time. These strategic investments serve to provide us several key advantages, including the ability to create our signature dips and spreads with quality, consistency, and efficiency with the adoption of facilities and capabilities that are difficult to replicate.
Sustainability
Since our beginning, we have been committed to the well-being of people and the planet.
We believe in serving the full scope of human needs. CAVA offers benefits such as paid time off to vote and work in the community, adoption assistance, and mental health services for all Team Members and their immediate families. Starting in our restaurants, we work to create clear development paths for all of our Team Members, so they can have not just a good job, but the opportunity to build a great career. We have also created our non-profit “Goodness Fund” that allows all Team Members to help one another, in partnership with company contributions. Any Team Members can apply for financial assistance in the event of an unexpected financial hardship.
Utilizing food as a force for good, we cultivate relationships with our neighbors through local food-based non-profit groups. When we open a new restaurant, we host “Community Days,” where we provide free meals, and suggest and match donations to benefit local nonprofit partners that focus on underserved neighborhoods.
We care deeply about the quality of our food, where it comes from, and how it’s created. We are dedicated to working with and sourcing our products from farmers and suppliers who share our values. We strive to use clean label-friendly ingredients, source dairy products from farmers who don’t treat their cows with rbST, and serve only antibiotic-free proteins. As certain suppliers come on board, we ask them to verify their sustainability and sourcing credentials, including animal welfare. We remain dedicated to broiler chicken welfare and work diligently with our suppliers to deliver on that commitment.
Marketing
Our marketing strategy is anchored in our growth mindset and centered on the needs of our guests. We are focused on creating, capturing, and retaining new demand by increasing our brand awareness while also building upon our existing value proposition to our guests.
Brand Marketing
Our diverse guest engagement touchpoints create an integrated guest experience ecosystem. We utilize brand campaigns across a variety of paid, owned, and earned channels to reinforce our mission and extend the reach of our brand. Our paid channels include Google, Instagram, TikTok, influencer and creator partnerships, and out-of-home advertising. Our owned channels include our restaurants, loyalty program, CPG offerings, CAVA website, CAVA app, and CAVA social media. We also use a seasonal framework to generate excitement around new menu offerings several times a year.
Restaurant Marketing
We strive to provide our guests with the warm and welcoming feeling of the Mediterranean with each visit to our restaurants. Our Community Days allow us to better engage with our community and share the Mediterranean Way with new and existing guests. Our authentic engagement with the communities we serve reinforces our mission and drives interest and excitement for our brand, which in turn helps to attract guests and support the strong performance of our restaurants. We also leverage our large social media following and frequently advertise our new restaurant openings on social media channels, and from time to time deliver flyers and menus to the homes and offices in the neighborhood to drive awareness and excitement.
Digital Business
As consumers evolve and look for more convenient and personalized ways to engage with CAVA, our digital strategy is a key element of our growth strategy. We have developed an extensive multi-channel experience that consists of in-restaurant dining, digital pick-up, drive-thru pick-up in select restaurants, delivery, catering, and CPG offerings, fully supported by our robust digital infrastructure. Our CAVA Digital Revenue Mix was 36.0% and 34.5% in fiscal 2023 and 2022, respectively. We are in the early stages of our catering program and plan to expand our catering capabilities to more CAVA locations around the country by leveraging our kitchen production.
Quality and Food Safety
We are deeply committed to food safety. Our food safety and quality assurance (“FSQA”) team establishes and monitors our food safety programs and protocols and is responsible for reviewing and ensuring that our suppliers, our restaurants and restaurant Team Members, and our production facilities operate in compliance with our food safety standards and federal and state legal requirements. Our approach to food safety is interdepartmental. Our FSQA, supply chain, culinary, and operations teams work together to implement our standards for food safety, restaurant cleanliness, and employee health protocols. In addition, we periodically conduct reviews in an effort to confirm that our ongoing food safety practices across our operations are robust and efficient.
Our Suppliers
As part of new suppliers’ onboarding, we review applicable food safety and quality programs as well as general insurance coverage as appropriate. We perform site visits to evaluate certain suppliers’ compliance with our food safety standards and requirements. Furthermore, we periodically review certain suppliers’ compliance with their own internal processes and review their third-party audits.
Our Restaurants
To enhance our compliance with food safety and other regulatory requirements, our restaurants use customizable technology, giving us the flexibility to design and implement processes tailored to our specific needs. We contract with third-party auditing services to regularly monitor restaurant performance through unannounced and announced food safety assessments with program standards that are designed to meet the requirements of local health departments. To align incentives and increase accountability, adherence to food safety standards at restaurants are taken into account in determining the compensation of our General Managers, Academy General Managers, and other restaurant operations leaders.
Our Production Facilities
We operate two production facilities, one in Maryland and one in Virginia that we recently opened in February 2024. These facilities are licensed to produce and warehouse food products in their respective states, and are also registered with the Food and Drug Administration. Our production facilities’ processes and systems are designed to mitigate the risk of contamination and illness and help ensure compliance with applicable food safety regulations and standards. As required by our food safety programs and regulatory oversight, we have developed and implemented comprehensive Good Manufacturing Practices and Food Safety Plans. In addition, for certain of our offerings, we comply with standards of organic and kosher certifying agencies and the Gluten-Free Certification Organization.
Our facility in Maryland holds a number of third-party certificates, including achieving a high rating based on the British Retail Consortium’s Global Standard for Food Safety, providing independent and external verification that our ingredients, food products, and/or processes comply with applicable food safety regulations and third-party standards. Additionally, our newly-opened production facility in Virginia will be evaluated under the same third-party standards.
Competition
The restaurant industry is highly competitive with respect to, among other things, food quality, and presentation, taste preferences, price, brand reputation, digital engagement, service, value, and location. The food manufacturing industry is also highly competitive with respect to, among other things, food quality, taste, functional benefits, nutritional value, and ingredients, convenience, brand loyalty and positioning, food variety, product packaging, shelf space, price, and promotional activities. We face significant competition from national, regional, and locally-owned restaurants, including limited service restaurants, particularly within the fast-casual dining and traditional fast-food categories, who offer in-restaurant, carry-out, delivery, and/or catering services. We also compete with grocery stores, meal subscription services, and delivery kitchens, especially those that target guests who seek high-quality food. Our CPG business also faces competition from other producers of dips and spreads and other pantry and food items.
As we expand our geographic presence and develop our digital channels, we anticipate we will face increased competition for channel access. In addition, our competitors will likely grow in number as the Mediterranean food category grows, and we may face the risk that new or existing competitors will mimic our business model, menu offerings, marketing strategies, and overall concept. See Item 1A. “Risk Factors—Risks Related to Our Business and Our Industry—We operate in a highly competitive industry” for more information.
Intellectual Property
We rely on a combination of trademark, patent, trade secret, copyright, and other intellectual property laws, as well as contractual provisions, including in employment, confidentiality, and inventions assignment agreements to protect our intellectual property, intangible assets, and associated proprietary rights. Our intellectual property, particularly our trademarks, is material to the conduct of our business and our marketing efforts as our brand recognition is one of our key differentiating factors from our competitors. The success of our business depends in part on our ability to use our trademarks, service marks, and other intellectual property, including our name and logos, and the unique character, atmosphere, and ambiance of our restaurants, to increase brand awareness and further develop our brand reputation in the market. In the United States, we have obtained trademark registrations for key trademarks including CAVA, CRAZY FETA, SPLENDIDGREENS, and CAVA DIGITAL KITCHEN. We are currently pursuing additional trademark registrations in the United States and will continue to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. We also own two issued patents in the United States, which cover various features relating to our sentence builder system and walk-the-line functionality used in the CAVA app. A continuation patent application has been filed that seeks to further broaden the scope of protection for features included in the CAVA app and which seeks more expansive coverage for the walk-the-line functionality. Multiple patent applications are being considered that are intended to further broaden the scope of protection for features included in the CAVA app and to protect new features that may be included in the CAVA app in the future. In addition, we have registered the cava.com domain name, which we use in connection with our primary online platform.
We have procedures in place to monitor for potential infringement of our intellectual property, and it is our policy to take appropriate action to enforce our intellectual property, taking into account the strength of our claim, likelihood of success, cost, and overall business priorities. See Item 1A. “Risk Factors—Risks Related to Information Technology Systems, Cybersecurity, Data Privacy and Intellectual Property” for more information.
Government Regulation
We are subject to various U.S. federal, state, and local regulations, including those relating to building and zoning requirements, public health and safety, the preparation and sale of food, and data privacy. Our license requirements include those relating to the preparation and sale of food and beverages as well as food safety requirements. In addition, the development and operation of our restaurants depends to a significant extent on the selection and acquisition of suitable locations, which are subject to zoning, land use, environmental, and other regulations and requirements. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business.
Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, as well as rules and regulations relating to the COVID-19 pandemic, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, California Assembly Bill No. 1228, which increases the state’s minimum wage and creates a council to set minimum wages and recommend regulations to address working conditions and other matters in the broadly defined fast food industry, and a variety of similar federal, state, and local laws (such as fair work week laws, various wage and hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees, the U.S. Equal Employment Opportunity Commission, the Department of Labor, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters, and we have been a party to such matters in the past. These lawsuits and investigations require resources and attention from our senior management and can result in material fines, penalties, and/or settlements, some or all of which may not be covered by insurance, as well as significant remediation efforts that may be costly and time consuming, and which we may not implement effectively.
We are also subject to the Americans with Disabilities Act of 1990 and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas, including our restaurants, website, and smartphone applications.
For a discussion of the various risks, we face from regulation and compliance matters, see “Risk Factors—Risks Related to Legal and Governmental Regulation” for more information.
Seasonality
Seasonal factors influencing our business are described under the heading “Fiscal Calendar and Seasonality” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Corporate and Available Information
We were incorporated in 2015 in Delaware. Our principal offices, which we refer to as our restaurant collaboration center, are located at 14 Ridge Square NW, Suite 500, Washington, D.C. and our telephone number is (202) 400-2920. Our website address is www.cava.com. We completed our initial public offering (“IPO”) in June 2023 and our common stock is listed on the New York Stock Exchange under the symbol “CAVA”.
CAVA’s Annual Report on Form 10-K reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”), are publicly available free of charge on the Investor Relations section of our website at investor.cava.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also make available through the Investor Relations Section of our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Board committee charters. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report CAVA files with, or furnishes to, the SEC.
Item 1A. Risk Factors
You should carefully consider the following risk factors as well as the other information set forth in this Annual Report on Form 10-K (this “Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. If any of the following risks actually occurs, our business, results of operations, prospects, and financial condition may be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including but not limited to overall economic and industry conditions and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations, or the trading price of our common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”
Risks Related to Our Business and Our Industry
We operate in a highly competitive industry.
The restaurant industry is highly competitive with respect to, among other things, food quality and presentation, taste preferences, price, brand reputation, digital engagement, service, value, and location. The food manufacturing industry is also highly competitive with respect to, among other things, food quality, taste, functional benefits, nutritional value and ingredients, convenience, brand loyalty and positioning, food variety, product packaging, shelf space, price, and promotional activities. We face significant competition from national, regional, and locally-owned restaurants, including limited service restaurants, particularly within the fast-casual dining and traditional fast-food categories, who offer in-restaurant, carry-out, delivery, and/or catering services. We also compete with grocery stores, convenience stores, meal subscription services, and delivery kitchens, especially those that target guests who seek high-quality food. Our CPG business also faces competition from other producers of dips, spreads, and dressings and other pantry and food items. Further, as we continue to innovate upon our digital strategy and offer more ways to reach our guests through digital channels, such as the CAVA app and the CAVA website, we expect to face increasing competition from food delivery services, which promote a wide variety of restaurant options on their websites.
Many of our competitors have been operating for longer and have a more established market presence than us, and have better locations, greater name recognition and resources than we do, and, as a result, these competitors may be better positioned to attract guests. Our larger competitors may also be able to take advantage of greater economies of scale than we can and may be better able to increase prices to reflect cost pressures and increase their marketing and promotional activity, including through discount strategies. Our competitors may also be able to identify and adapt to changes in guest preferences more quickly than us due to their resources and scale. Changes in guests’ tastes, nutritional and dietary trends, methods of ordering, and number and location of competing restaurants often affect the restaurant industry. If we are unable to successfully compete, our sales volume and/or pricing may be subject to downward pressure and we may not be able to increase, or sustain, our growth rate or revenue or reach profitability.
Further, as we expand our geographic presence and develop our digital channels, we anticipate we will face increased competition for channel access. Our competitors will likely grow in number as the Mediterranean food category grows, and we may face the risk that new or existing competitors will mimic our business model, menu offerings, marketing strategies, and overall concept.
Any of the above competitive factors may materially adversely affect our business, financial condition, and results of operations.
Our future growth depends on our ability to open new restaurants while managing our growth effectively and maintaining our culture, and our historical growth may not be indicative of our future growth.
Our growth depends on our ability to successfully open a significant number of new restaurants on a profitable basis. As of December 31, 2023, we owned and operated 309 CAVA restaurants in 24 states and Washington, D.C. Since the Zoes Kitchen acquisition, through December 31, 2023, we have successfully converted 153 Zoes Kitchen locations into

CAVA restaurants. In fiscal 2023, we had 72 Net New CAVA Restaurant Openings, which includes the conversion of 28 Zoes Kitchen locations. A significant number of new restaurants we opened in the last few years have been conversions of Zoes Kitchen locations, which has helped drive the growth of our business. If we are unable to sustain the pace of new restaurant openings, all of which are expected to be from greenfield expansions, our growth rate may decline. In addition, given the size and scale we have achieved, we expect our growth rates in percentage terms to moderate in the future. Therefore, our historical growth rates are not indicative of our future growth.
Our ability to open new restaurants depends on various factors, some of which are outside of our control. For example, delays in construction and increased construction costs, including as a result of the effects of COVID-19 pandemic and macroeconomic factors, as well as delays in inspections, the receipt of necessary permits, and equipment availability, have caused, and are continuing to cause, a delay in opening restaurants, resulting in increased costs and lower than anticipated sales. Furthermore, while we work to manage cost overrun risks for our new restaurant development projects with detailed architectural plans, guaranteed or fixed price contracts, forward buys of certain equipment and materials, and close supervision by our executives and personnel, we have in the past experienced, and expect we will continue to experience, increased construction costs. In addition, we may not be able to anticipate and adapt to all of the changing demands that our planned expansion will impose on our existing digital infrastructure, including our restaurant management systems and back office technology systems and processes, as well as financial and management controls, and we may not be able to hire and retain the management and personnel necessary to support such expansion at a reasonable costs, or at all, any of which could harm our guest experience and our business.
Our ability to manage our growth effectively will require us to continue to enhance these systems, processes, and controls and identify, hire, train, motivate, and retain management and operating personnel, particularly in new restaurant locations. In addition, we must maintain our culture as our operations expand and as we onboard new Team Members, as we believe our culture is a key competitive advantage and an important contributor to our success. Our business, financial condition, and results of operations could be negatively affected if we are unable to manage our growth effectively while preserving our culture.
We may not be able to successfully identify appropriate locations and develop and expand our operations in existing and new markets.
Our ability to successfully execute on our growth strategy requires us to identify target markets where we can gain a foothold or expand our existing footprint on a profitable basis. As part of that strategy, we sometimes enter into geographic markets in which we have little or no prior operating experience. For example, we recently expanded into the Midwest and are continuing to expand further where we historically have not had a presence and have no restaurant operating experience.
We may not be able to develop presence in new target markets, which may have more competitive conditions or different guest tastes and discretionary spending patterns as compared to our existing markets. It is also possible that our Mediterranean cuisine will be of limited appeal in any new market. We may incur higher costs in a new market, particularly to make significant investments in advertising and promotional activity to build brand awareness and attract new guests. We may also incur additional costs relating to the transportation and distribution of supplies and entering into contracts with new third parties, and we may face more competitive labor conditions in a new market. Until we attain a critical mass in a market, the restaurants we open in that market may incur higher food distribution costs and reduced operating leverage. As a result, restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis. If we are unable to successfully enter new markets, it could have an adverse effect on our business, financial condition, and results of operations.
After identifying a new market, we must then identify and secure quality locations within such market. Each new location requires that we take into account numerous factors in order to be profitable, such as:
•negotiating leases with acceptable terms;
•obtaining licenses, permits, and approvals on a timely basis;
•complying with applicable zoning, land use, environmental, health and safety, and other governmental rules and regulations (including interpretations of such rules and regulations);
•unforeseen engineering or environmental problems;
•proximity of a potential location to an existing location;
•identifying, hiring, and training qualified Team Members to meet staffing needs;
•local economic trends, population density, and area demographics; and

•longer permitting or inspection cycles and availability of construction and restaurant equipment and services.
Our Zoes Kitchen acquisition provided us with an extensive portfolio of real estate, allowing us to rapidly expand by converting Zoes Kitchen locations into CAVA restaurants. However, all Zoes Kitchen locations we operated have since either been converted or closed and we cannot guarantee that we will be able to develop a robust new restaurant pipeline, which would impact our future growth. We may not be able to successfully identify and secure a sufficient number of attractive restaurant locations in new or existing markets. For those locations where we are able to secure an attractive restaurant location, our progress in developing and subsequently opening new restaurants may be slower than desired, resulting in increased costs and lower than expected sales. Our inability to appropriately identify sites and develop and open new restaurants could impact our growth strategy and have a material adverse effect on our business, financial condition, and results of operations.
New restaurants may not be profitable, and may negatively affect sales at our existing locations.
Although we institute certain operating and financial performance targets for new restaurants, these new restaurants may not meet these targets or may take longer than anticipated to do so. We typically incur the most significant portion of pre-opening costs associated with a given restaurant within the three months preceding the opening of the restaurant. Historically, labor and operating costs associated with a newly opened restaurant are materially greater in the first six months of operations, both in aggregate dollars and as a percentage of revenue. Our new restaurants typically take a period of time to reach planned operating efficiency, due to costs and challenges associated with identifying, hiring, training, and retaining qualified Team Members, including General Managers, and instilling and enforcing CAVA standards, among other reasons. Any new restaurants that we open may not be profitable or achieve operating results similar to those of our existing restaurants on a similar time frame or at all, our historical pre-opening costs may not be indicative of future pre-opening costs and increases in CAVA AUV that we have experienced in the past may not be indicative of future results. Newer restaurants may also reduce CAVA AUV as these restaurants typically achieve lower sales when they first open. If our new restaurants do not perform as planned, our business, financial condition, and results of operations could be harmed.
In addition, the opening of new restaurants in or near markets in which we already have a restaurant could adversely affect sales at existing restaurants, particularly in markets where we have a high concentration of restaurants, such as the Washington, D.C./Maryland/Virginia metropolitan area. Existing restaurants within a market could also make it more difficult to build our guest base for a new restaurant in the same market. While our plan is to open new restaurants that are not expected to materially affect sales at our existing restaurants, it is possible that new restaurants may cannibalize sales at our existing restaurants, which could adversely affect our profitability.
Negative changes in guest perception of our brand could negatively impact our business.
Our reputation for quality food and our brand’s connection to guests have been critical to our business and to our success in existing markets, and will continue to be critical to our success as we enter new markets. Any incident that diminishes guest loyalty or guests’ positive perception of our food could significantly damage the value of our brand and, in turn, damage our business and prospects.
Negative publicity, regardless of its accuracy, may adversely affect our business and brand value. These could include concerns about our food’s quality and safety, the impact that our food and products (including our packaging) may have on the environment, data security breaches, third-party service providers (including relating to delivery services and information technology), employment-related claims, or government or industry findings concerning our restaurants or our industry, or other concerns, which may be outside our control. Moreover, the negative impact of adverse publicity relating to any one CAVA restaurant or any of our CPG offerings may extend far beyond such restaurant to affect some or all of our other restaurants and our other product offerings. Negative publicity generated by such incidents may be amplified by the use of social media and platforms that enable guests to review our restaurants and food, which allows individuals to access a broad audience of our guests and other interested persons. See “—Our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business.” The risks associated with such negative publicity cannot be completely mitigated and may result in damage to our brand.
Our efforts to market our restaurants and brand may not be successful.
Due to the highly competitive nature of our industry, we must effectively and efficiently promote and market our restaurants and brand to attract and retain guests and sustain our competitive position. Marketing investments may be costly. Our marketing strategy primarily includes using public relations, digital and social media, promotions, and in-restaurant messaging, and we may from time to time change our marketing strategies and spending. We expect to increase our investment in advertising and promotional activities as we expand, including targeted marketing offers to incentivize and reward loyal guests, and attract guests in new markets. If our marketing initiatives are unsuccessful or ineffective and do not meet our performance targets, such as the introduction of new menu offerings that do not generate the level of sales that we expect, our business, financial condition, and results of operations may be adversely affected. For example, we are in the early stages of launching a new rewards program designed to increase customer loyalty. If the rewards program is not well received by customers or if we are unable to successfully implement the new program, the rewards program may fail to achieve its intended objectives.
Additionally, some of our competitors are able to devote more resources to marketing and advertising than we are able to. If our competitors increase spending on marketing and advertising, if our funds available for marketing funds decrease, if our marketing strategies or pricing methodologies are less effective than those of our competitors, or if we are otherwise unable to adequately respond to changes in our competitors’ marketing strategies, our business, financial condition, and results of operations may be adversely impacted.
Food safety issues and food-borne illness concerns may harm our business.
We handle high-risk foods, such as uncooked meats, in our restaurants. Although our proprietary dips and spreads are centrally produced, we freshly prepare most of our menu items at our restaurants, and food safety issues (such as food-borne illness and food contamination outbreaks) may occur. Although we have instituted food safety policies and procedures in each of our restaurants, incidents may nonetheless result both from our restaurant personnel’s failure to comply with such policies and procedures and for other reasons beyond our control. If any guest becomes, or is under the belief that they have become, ill due to a food safety issue, we may temporarily close some restaurants, which would adversely impact our results of operations.
Food safety issues may be caused by a variety of factors, many of which are out of our control. For example, these incidents may occur when guests or other individuals, including Team Members, enter our restaurant while ill and contaminate ingredients, surfaces, or other individuals. We cannot guarantee that food items will be properly maintained throughout the supply and delivery chain. Our third-party distributors and suppliers may not fully comply with our or their own food safety programs, and these third parties could cause food-borne illness incidents. For example, we have previously experienced food safety incidents we believe were attributable to issues at a third-party supplier. Any food safety issue arising from a distributor or supplier will likely affect multiple restaurants rather than a single restaurant. The risk of food safety issues is also increased with respect to catering orders and orders delivered through third-party delivery service providers, as we often have limited or no control over how the food is delivered or served. In addition, our restaurants and production facilities are subject to review and examination by local, state and federal authorities, which has resulted, and may continue to result, in temporary or permanent closures. Such closures may negatively impact results and damage our brand.
Food items produced at our and our third-party co-manufacturers’ facilities are vulnerable to spoilage, contamination, and food safety issues. Although we have instituted processes and systems at our production facilities designed to ensure compliance with applicable food safety regulations and standards, we cannot guarantee that the CPG offerings that are manufactured at our facilities will not be recalled, for example due to possible human error or manufacturing defects. Furthermore, while we require our third-party co-manufacturers to comply with our food safety standards, we do not have control over their manufacturing and packaging processes. In addition, we also do not have control over handling procedures once our food has been shipped for distribution. We may need to recall or withdraw some or all of our food if it becomes damaged, contaminated, adulterated, or misbranded, whether caused by us or someone in our manufacturing or supply chain. A recall or withdrawal could result in destruction of food ingredients and inventory, negative publicity, temporary facility closings for us or our third-party contract manufacturers, supply chain interruption, substantial costs of compliance or remediation, fines, and increased scrutiny by federal, state, and foreign regulatory agencies. New scientific discoveries regarding food safety and food manufacturing may bring additional risks and latent liability. If consumption of any food causes or is alleged to cause injury or illness, we may be subject to litigation and may be liable for monetary damages as a result of a judgment against us or fines by federal, state, and foreign regulatory agencies.
In the event of a food safety or food packaging incident, the protocols and procedures that we have in place and the public statements we make in response to such incident may not be sufficient to address the potential impact to the safety of our guests and our reputation. Furthermore, any food safety or food packaging incident, whether actual or perceived, could result in negative publicity and public speculation and adversely impact our brand, reputation, and sales. This risk is exacerbated by the fact that social media enables negative publicity, whether or not accurate, to be rapidly disseminated before there is any meaningful opportunity to investigate, respond to and address an issue. In addition, any food safety or food packaging incident that occurs, whether solely at a competitor’s restaurant, or at one of our manufacturing partners’ facilities, or at our facilities, could result in negative publicity about the restaurant industry generally or with respect to our

CPG offerings, which could in turn have an adverse effect on our business. In addition, the health and environmental risks of organic fluorine and per- and polyfluoroalkyl substances (“PFAS”) have been the subject of increased regulatory scrutiny and litigation involving us and others in the restaurant industry. See Note 12 (Commitments and Contingencies) included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Lastly, the occurrence of food-borne illnesses or food safety issues could result in a temporary supply disruption and adversely affect the price and availability of affected ingredients.
All of these factors could have an adverse impact on our brand and our ability to attract guests, which could in turn have a material adverse effect on our business, financial condition (including our ability to obtain financing) and results of operations.
If we are unable to maintain or increase prices, our margins may decrease.
We strive to use high-quality ingredients that are often more costly than lower quality ingredients and/or ingredients that are farmed through less environmentally conscious methods. Our continued success depends on our ability to persuade our guests that the variety and choice of healthful, flavorful food that we provide is worth the higher prices compared to eating at many of our competitors. If we are unable to persuade our guests about the quality of our food, we may be required to change our pricing, advertising, or promotional strategies to retain existing guests or attract new guests, which could adversely affect the strength of our brand and our business, financial condition, and results of operations.
We rely in part on price increases from time to time to offset cost increases, including the cost of ingredients, commodities, insurance, labor, marketing, taxes, real estate and other key operating costs, and improve the profitability of our business. We have increased the prices of our food over the past few years, and we expect to further increase prices in the future. Our ability to maintain prices or effectively implement price increases may be affected by a number of factors, including competition, the effectiveness of our marketing programs, the continuing strength of our brand, and general economic conditions, including inflationary pressures. During challenging economic times, consumers may be less willing or able to dine out or purchase pre-packaged dips, spreads, and dressings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, increasing prices could negatively affect the loyalty of our existing guest base and cause them to reduce their spending with us or impact our ability to attract new guests, particularly as we expand our footprint into new geographies where guests might have greater price sensitivity. If our price increases are not accepted by guests and reduce sales volume, or are insufficient to offset increased costs, our business, financial condition, and results of operations could be adversely affected.
The growth of our business depends on our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings.
Our success is dependent, in part, upon our ability to respond effectively to changes in guests’ eating habits and government regulations and to adapt our menu offerings to trends in eating habits. The success of our business depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors, and to continue to develop and offer food that appeals to guests through the channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages (see “—Risks Related to Legal and Governmental Regulation—We are subject to extensive laws and regulatory requirements, and failure to comply with, or changes in, these laws or regulations could have an adverse impact on our business.”), preferences for certain sales channels, reduced demand for food away from home as a result of the recent increase in remote and hybrid working arrangements, concerns regarding the health effects of certain foods and beverages, attention to sourcing practices relating to ingredients, animal welfare concerns, and environmental concerns regarding packaging, among others. These changes in guests’ eating habits can occur rapidly, which requires us to adapt with similar speed. To the extent we are unwilling or unable to timely respond to shifting guest preferences, guests’ demand for our food and offerings may be reduced.
If guests’ eating habits change, we must timely and appropriately respond to such changes, which may include the modification or removal of certain menu items, which could cause us to incur implementation costs and be operationally burdensome. In particular, the introduction of innovative menu offerings and CPG offerings involves considerable risk. It may be difficult to establish new supplier relationships for new menu or CPG offerings and determine appropriate menu and CPG offering ingredients. Any new menu or CPG offering may not generate sufficient guest interest and sales to become profitable or to cover the costs of its development and promotion and may reduce our operating income. If our efforts are not successful, or if there is a significant shift in guest demand away from our menu or CPG offerings, our business could be adversely affected.

If we are unable to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings, our brand, business, financial condition, and results of operations may be materially adversely affected.
We are subject to risks associated with leasing property.
We operate all of our restaurants in leased facilities. Many of our current leases do not contain early termination options and we expect restaurants that we open in the future will be subject to similar long-term leases without early termination options. It is challenging to locate and secure leases on favorable terms for new restaurants as competition for locations in our target markets is intense, and development and leasing costs may continue to increase.
When our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations and result in negative publicity concerning any such termination or non-renewal. In certain instances, we have not been able to control, and may not be able to control in the future, increases in occupancy costs, particularly increases driven by macroeconomic factors, such as the current inflationary environment, or in geographies where the real estate market conditions favor landlords and developers. Increased occupancy costs and closed restaurants could have an adverse effect on our business, financial condition, and results of operations. Furthermore, the inability to renew an existing lease in key target markets could adversely affect our ability to execute on our overall growth strategy.
In addition, we may choose to close or relocate a restaurant if it fails to meet our performance targets, which may cause us to incur significant lease termination expenses as well as additional expenses in connection with securing a new lease and construction and other costs in opening a new replacement restaurant. Conversely, if we deem the lease termination and relocation expenses to be too high, we may decide to keep an underperforming restaurant open, or sublease it, which may hurt our overall profitability and results of operations. We currently sublease certain properties and face future liability if subtenants default or incur contingent liabilities. If we continue to sublease properties, we may be unable to enter into such arrangements on acceptable terms and, even if we do, such arrangements may result in our incurring liabilities and expenses in future periods or the rent payments that we receive from subtenants being less than our rent obligations under the leases.
CAVA Group, Inc. has guaranteed the obligations of various of its subsidiaries, as the tenant, under a number of leases. In addition, we have provided credit support in respect of our leases in the form of letters of credit and cash security deposits. If there were to be a default under any of our leases, the applicable landlords could draw under the letters of credit and/or seize the security deposit, which could adversely affect our financial condition and liquidity.
Operating lease costs account for a significant portion of our operating expenses, and represented 8.2%, 9.8%, and 11.0% of our revenue in fiscal 2023, 2022, and 2021, respectively. These substantial operating lease obligations could have negative consequences to our financial condition and results of operations, including requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes, as well as limiting our flexibility in planning for, and reacting to, changes in our business or our industry.
We may not be able to successfully expand our digital and delivery business, which is subject to risks outside of our control.
For fiscal 2023, 2022, and 2021, CAVA Digital Revenue Mix was 36.0%, 34.5%, and 37.4%, respectively. The expansion of our digital and delivery business is important to the growth of our business. Our ability to expand our digital business will depend in part on our ability to improve and evolve our technology, including our website, the CAVA app, and use of third-party delivery marketplaces, to remain competitive within the industry. The CAVA app and online ordering system could be interrupted by technological failures or user errors, or be subject to cyber-attacks, which could adversely impact our sales and brand image.
Substantially all of our delivery orders, including native delivery orders, are fulfilled through our third-party delivery partners. If a third-party delivery service we utilize (particularly for our native delivery orders) fails to deliver food orders to our guests in a timely manner or provides unsatisfactory delivery service, our guests may attribute the bad experience to us and may choose to stop ordering from us. If a third-party delivery service we utilize ceases or curtails operations, experiences damage to its brand image, increases its fees, or gives greater priority or promotions on its platforms to our competitors, our delivery business and our sales may be negatively impacted. Furthermore, the third-party food delivery service industry has been consolidating and may continue to consolidate, which may give third-party delivery companies more leverage in negotiating the terms and pricing of contracts, which in turn could negatively affect our profitability.

In addition, from time to time, our employees make deliveries to guests who have placed catering and delivery orders. As a result, we may be subject to additional workplace injury and other claims, such as personal injury claims and claims with respect to damaged property if such employees were to be involved in an accident, or otherwise act outside of their job function, while making food deliveries to our guests. We could also be held vicariously liable for any acts, omissions, and/or negligence of employees that deliver our food and may be subject to various claims asserting other forms of liability, including tort actions, brought by, or against, us and our employees. We could experience a higher rate of accidents or mishaps to the extent such deliveries are made by employees using modes of transport that are not owned or maintained by the Company. The risk of these claims may increase, and the cost to the Company to insure against such perils may rise or become more difficult to obtain, as the number of catering and delivery orders we fulfill increases.
Finally, as we expand our proprietary delivery services for services such as catering and native delivery, we expect to face competition from third-party delivery marketplaces who may have greater financial resources to spend on marketing and advertising. We would also face increased risks relating to shortage of delivery personnel in our markets, accidents, or other incidents involving delivery personnel while delivering our food, and any errors or delays in providing delivery services to our guests could result in a failure to meet our guests’ expectations and have an adverse impact on our business and brand.
Our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business.
Social media and internet-based communication or review platforms give individual users immediate access to a broad audience. However, these platforms can facilitate rapid dissemination of negative publicity, such as negative guest or Team Member experiences. Adverse publicity, regardless of its accuracy, concerning our restaurants and our brand, may be shared on such platforms at any time and have the potential to quickly reach a wide audience. The resulting harm to our reputation from negative publicity on social media may be immediate, without affording us an opportunity to correct or otherwise respond to the information or circumstance that is the subject of such publicity. It is challenging to monitor and anticipate developments on social media in order to effectively and timely respond and our failure to do so, or to do so successfully, may have a material adverse effect on our business.
However, social media platforms are a rapidly evolving and important marketing tool, which we utilize to help us engage with guests and potential guests. For example, we maintain Facebook, Instagram, X, and TikTok accounts, among other accounts, and have partnered, and expect to continue to partner, with social media influencers who promote our brand and may also produce content for us. As the landscape of social media platforms develops, we must maintain our presence on existing platforms and establish a presence on emerging platforms. Many of our competitors are expanding their use of social media. Our continued success will depend on our ability to continuously innovate and develop our social media strategies to best maintain broad appeal with guests, brand relevance, and effectively compete with our peers, and we may not do so effectively. In addition, a ban of a social media platform, such as TikTok, on which we, and social media influencers that we partner with, have acquired significant followers, may adversely affect our ability to engage with guests and promote our brand.
There are a variety of additional factors associated with our use of social media that may harm our business and result in negative publicity, including the possibility of improper disclosure of proprietary information, exposure of personally identifiable information of our Team Members or guests, the failure by us or our Team Members to comply with applicable law and regulations, any inappropriate use of social media platforms by our Team Members, fraud, hoaxes, or malicious dissemination of false information. Furthermore, association with influencers or celebrities who become embroiled in controversy, regardless of whether such controversy is related to our business, could damage our reputation, and our partnership with any such influencer or celebrity could be difficult and costly to unwind and otherwise address.
We have a history of losses and, especially if we continue to grow at an accelerated rate, we may not achieve or maintain profitability in the future.
We incurred operating losses each year since our inception through fiscal 2022, including net losses of $59.0 million and $37.4 million for fiscal 2022 and fiscal 2021, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future, in particular, as we continue to open new restaurants, expand marketing channels and operations, hire additional Team Members and increase other general and administrative costs. Furthermore, as a public company, we have incurred, and will continue to incur, additional legal, accounting, and other expenses that we did not incur as a private company. In addition, while conversions required initial capital investments, such costs were typically significantly lower for a conversion as compared to a new restaurant opening. Therefore, as we have converted all remaining Zoes Kitchen locations that we operated, we expect that the capital expenditure requirements to open a new restaurant will be significantly higher than we have experienced in the past few years. Further, we currently expect that a significant portion of our new restaurants opening in fiscal 2024 and beyond will have drive-thru pick-up capabilities, which typically require additional capital expenditures and higher real estate costs as well as incremental infrastructure and construction costs.
These efforts and additional expenses may prove more expensive than we expect, and we cannot guarantee that we will be able to increase our revenue to offset such expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our food, increased competition, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve profitability.
We may not realize the anticipated benefits from past and potential future acquisitions, investments or other strategic initiatives, including our acquisition of Zoes Kitchen and the associated conversions to CAVA restaurants.
From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, or products, or enter into strategic initiatives, that may enhance our capabilities, expand our manufacturing network, complement our current offerings, or expand the breadth of our markets. For example, we acquired Zoes Kitchen in 2018 with the goal of significantly expanding the size and geographic scope of our business.
Entering into acquisitions and investments and other strategic initiatives involve numerous risks, including:
•expenses, delays, or difficulties in integrating acquired business, facilities, technologies, or products into our organization, including the failure to realize expected synergies and the inability to retain and integrate personnel;
•expending significant cash or incurring substantial debt to finance acquisitions, which indebtedness may restrict our business or require the use of available cash to make interest and principal payments;
•issues maintaining uniform standards, procedures, controls, and policies;
•diversion of management’s attention and resources from operating our business to effectively execute the integration;
•adverse effects on existing business relationships with suppliers, distributors, and partners;
•guest acceptance of the acquired company’s offerings;
•our ability to meet our targeted revenue, profit, and cash flow from acquired companies;
•the possibility that we have acquired substantial contingent or unanticipated liabilities in connection with acquisitions;
•the inability to identify all material issues concerning the companies we acquire or invest in; and
•the possibility that investments we have made may decline significantly in value, which could lead to the potential impairment of the carrying value of goodwill associated with acquired businesses.
We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, facilities, technologies, or products into our business or retain any key personnel, suppliers, or guests. In particular, with respect to the Zoes Kitchen acquisition, we cannot guarantee that each conversion of a Zoes Kitchen location will function as we anticipate. Furthermore, we may in the future acquire restaurants with the plan of converting those restaurants into CAVA restaurants and we may not be able to do so successfully while ensuring that the converted restaurant meets our CAVA standards. Our failure to successfully complete or integrate such acquisitions could have a material adverse effect on our financial condition and results of operations. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses, facilities, technologies, and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations.

We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.
There is risk in our ability to effectively scale production and processing and effectively manage our manufacturing and supply chain requirements. For example, we rely on a limited number of suppliers, and, in some cases, on single-source suppliers, for several ingredients. Some of these suppliers are small family-owned business or sole proprietors who may not be able to quickly scale their production to match our growth, or at all. As we continue to grow our business, if we are unable to obtain the desired amount of ingredients from these suppliers, we may be forced to modify our CPG and menu offerings or our recipes, or obtain ingredients from different suppliers that may be at a higher cost or may be of a lower quality than our original ingredients. Any of these changes could result in changes to our food taste and quality and could be less appealing to our guests, and any increase in costs could have an adverse impact on our profitability and results of operations. See “—Risks Related to Supply Chain—Our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations.”
We must accurately forecast demand for each of our CPG and menu offerings to ensure that we have adequate available manufacturing capacity and supply. Our forecasts are based on multiple assumptions which may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity and quantities from our distributors, suppliers, and manufacturing partners in order to meet demand, which could prevent us from meeting partner and guest demand and harm our brand and our business.
We must also continuously monitor our inventory against forecasted demand. If we underestimate demand, we risk having inadequate supplies. On the other hand, if we have too much food inventory on hand, it may reach its expiration date and become unusable. If we are unable to manage our supply chain effectively, our operating costs could increase and our profit margins could decrease.
We may not successfully optimize, operate, and manage our production facilities.
As we continue to expand our menu and CPG offering, we may need to add or enhance our production capabilities and our production operations may become increasingly complex and challenging. Failure to successfully address such challenges in a cost-effective manner could harm our business, and results of operations. The expansion of our production capabilities requires investments of capital and we cannot guarantee that we will be able to obtain the capital necessary to support such expansion on favorable terms, or at all. In addition, a substantial delay in bringing any new facility, including our new production facility in Virginia, up to full production on our projected schedule would put pressure on the rest of our business operations to meet demand and production schedules and may hinder our ability to produce all the food needed to meet guest and consumer demand and/or to achieve our expected financial performance. Furthermore, the opening of a new facility requires the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business operations. We will also need to hire and retain more skilled Team Members to operate any new facility, including the facility in Virginia. Even if a new facility is brought up to full production according to our current schedule, the capital expenditures and other investment expenses for such new facility may be greater than the corresponding sales and it may not provide us with all the operational and financial benefits that we expect to receive.
Our production facilities infrastructure is tailored to meet the specific needs of our business. A natural disaster, severe weather, fire, power interruption, work stoppage, labor shortages or unrest, restrictive governmental actions, outbreaks of pandemics or diseases (such as the COVID-19 pandemic), or other calamity at our production facilities would significantly disrupt our ability to operate our business. The facilities and the manufacturing equipment we use is costly to replace or repair and may require substantial lead-time to do so. Suppliers that provide spare parts and external service engineers for maintenance, repairs, and calibration face risks of disruption or disturbance to their businesses, including as a result of the COVID-19 pandemic or other related factors, which may lead to disruption in our production. In addition, our ability to procure new processing and packaging equipment may face more lengthy lead times than is typical.
We may experience plant shutdowns or periods of reduced production as a result of regulatory issues, equipment failure, or delays in deliveries. Any such disruption or unanticipated event may cause significant interruptions or delays in our business and loss of inventory and/or data, or render us unable to produce food items for our restaurants or for our CPG operations in a timely manner, or at all. We currently have property and business disruption insurance coverage in place for our Maryland and Virginia facilities. However, our insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
If we do not have sufficient production capacity or experience a problem with our production facilities, our restaurants may experience delays or stoppages in receiving certain of our food items and our ability to meet guest and consumer demand could be impacted, which could in turn adversely affect our brand, business, financial condition, and results of operations.
Risks Related to Supply Chain
Our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations.
We engage with third-party suppliers for some of our food items and products, including packaging, and we rely on a distribution network with a limited number of distribution partners for the majority of our national distribution program for our restaurants. Due to our reliance on certain suppliers, distributors, and third-party contract manufacturers, the change in terms or cancellation of our arrangements with any one of our suppliers, distributors, or third-party contract manufacturers or the disruption, delay, or inability of these parties to deliver such food items or materials to our restaurants, may materially and adversely affect our results of operations while we establish alternative supply and distribution channels.
Although we believe that alternative supply and distribution are available, we may not be able to easily locate replacement suppliers or distributors who provide ingredients or products that meet our high-quality standards. For example, the olive oil we use is sourced from a specific supplier meeting our high standards for taste and quality. Any failure to timely replace or engage suppliers or distributors who meet our specifications could increase our expenses, cause delays in our production, and cause food and item shortages for our CPG production and at our restaurants. A shortage at a restaurant could, in turn, cause such restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage and thereafter, if guests change their dining habits as a result. Alternatively, if we are required to lower or otherwise change our specifications in order to obtain sufficient supply, it could impact the taste and quality of our food, which could in turn impact demand for our food and offerings. Our focus on key ingredients would make the consequences of a shortage of such an ingredient, or a change in the quality of our ingredients, more severe. In addition, we cannot guarantee that we will be able to identify or negotiate with alternative suppliers or distributors on terms that are commercially reasonable to us.
Moreover, given that we do not control the businesses of our suppliers and distributors, our efforts to specify and monitor the standards under which they perform may not be successful. Certain food items are perishable and/or may be contaminated, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our distributors or suppliers perform inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, and results of operations could be materially adversely affected.
We may experience shortages, delays, or interruptions in the delivery of food items and other products.
Our restaurants and CPG operations are dependent on frequent deliveries of fresh food that meets our specifications. Shortages, delays, or interruptions in the supply or delivery of food items and other supplies to our restaurants and CPG operations, whether by third-party partners or us, have in the past, and may in the future, be caused by severe weather or weather changes resulting in destruction of crops, changes in the quality of the crops, or ingredients that do not meet our specifications; natural disasters such as hurricanes, tornadoes, floods, droughts, wildfires, and earthquakes; macroeconomic conditions (including geopolitical developments) resulting in disruptions to the shipping and transportation industries; labor issues such as increased costs or worker shortages, or other operational disruptions at our distributors, suppliers, vendors, or other service providers; the inability of our service providers to manage adverse business conditions or remain solvent; cyber-attacks and technological failures; and other conditions beyond our control. For example, grape tomatoes yields were adversely impacted by hurricanes and colder temperatures during 2023, leading to a product substitution from December 2023 through February 2024. We have in the past, and may in the future experience shortages, delays or interruption in other supplies and materials, such as food packaging, which are required and/or desired to operate our restaurants and/or produce our CPG offerings. Such shortages, delays, or interruptions could adversely affect the availability, quality, and cost of the items we buy, the operations of our restaurants, and our CPG operations. Recent supply chain disruptions have increased some of our costs and limited the availability of certain food and other items for our restaurants and may continue to do so.
In addition, we have in the past, and may from time to time, experience shortages of, and delays in receiving, construction materials, restaurant equipment and other supplies required to build out and open a new CAVA restaurant. This may require us to incur higher costs to procure these materials, equipment, and supplies from alternative sources, or cause a delay in the opening of a new restaurant.

If we encounter supply shortages, delays, or interruptions, are unable to identify alternative sources at a reasonable cost, or at all, or otherwise incur higher costs, our business, financial condition, and results of operations could be adversely affected.
We may face increases in food, commodity, energy, and other costs.
Our profitability depends in part on our ability to anticipate and react to changes in food, commodity, energy, and other costs. The prices we pay are subject to fluctuations beyond our control, such as problems in production, or distribution, food safety concerns, government regulation, livestock markets, food recalls, climate conditions, labor strikes or shortages, and macroeconomic conditions. In particular, we purchase substantial quantities of chicken, which is subject to significant price fluctuations due to conditions affecting weather, feed and chicken prices, industry demand, and other factors. Our results of operations may also be adversely affected by increases in the price of utilities, such as natural gas, electric, and water, the costs of insurance, labor, marketing, taxes, and real estate, all of which could increase due to inflation, changes in laws, shortages or interruptions in supply, competition, or other events beyond our control.
For example, due to the recent inflationary environment, we experienced mid- to high-single digit increases relating to food and packaging costs, which put pressure on our gross margins. To moderate the effects of these rising costs, we instituted proactive initiatives to create efficiencies in our in-bound logistics and other supply chain costs, such as an increased focus on food portioning, food production during off-peak hours and food waste management. We also modestly increased our in-restaurant menu prices by less than 5% in fiscal 2023 and approximately 3% in the first quarter of 2024 in response to the inflationary environment. We cannot assure you that we will be able to effectively mitigate any inflationary pressures in the future, whether by instituting further operating efficiency initiatives or by increasing menu prices.
Any increase in the prices of the ingredients most critical to our menu and offerings, such as chicken, would have an adverse effect on our results of operations. If the cost of one or more ingredients significantly increases, or there are certain unforeseen events, such as poor weather conditions that damage the quality of an ingredient, we may choose to temporarily suspend serving menu items that use such ingredients or modify our menu offerings rather than pay the increased cost and/or provide a lower quality product.
In addition, some of our produce items are imported. Any restrictions on the import of products imposed by government authorities, as well as any new or increased import duties, tariffs, sanctions, or taxes, geopolitical developments, such as the ongoing armed conflicts in Ukraine and the Middle East, or other changes in U.S. trade or tax policy, could result in higher food and supply costs. Furthermore, new or heightened restrictions resulting from a pandemic or epidemic, such as those associated with COVID-19, or supply chain disruptions in such countries may cause us to face shortages of one or more ingredients.
We have chosen to enter into contracts for some but not all of our ingredients. In addition, we generally do not have long-term supply pricing agreements with our ingredient suppliers. We purchase some of our raw materials in the open market, and although we may decide to enter into certain forward pricing arrangements with our suppliers and distributors, some of which contain variable trigger events, these arrangements generally are relatively short in duration and may provide only limited protection from price changes, and the extent to which we use these arrangements may vary from time to time. Furthermore, the use of these arrangements may limit our ability to benefit from favorable price movements, may cause us to incur increased transaction expense and may expose us to complex or unforeseen market risks, such as counterparty or interest rate risk. Our efforts to mitigate future price risk through forward contracts, careful planning, and other activities may not fully insulate us from increases in commodity costs. Furthermore, some of our raw materials are sourced from a limited number of suppliers and we cannot guarantee that we will be able to continue to obtain such materials from our existing suppliers, or alternate suppliers, at the same or lower prices or at all. See “—Our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations.”
We cannot guarantee that any cost increases can be offset by increased prices, that increases in prices will be fully absorbed by our guests without any resulting change to their demand for our food, or that we will generate sales growth in an amount sufficient to offset inflationary and other cost pressures, particularly with elevated inflation and increases in interest rates in fiscal 2023. Any cost increases could have an adverse effect on our profitability, business, financial condition, and results of operations.

Risks Related to People and Culture
We may face increases in labor costs, labor shortages, and difficulties in identifying, hiring, training, motivating, and retaining the right Team Members.
We believe that our continued success will depend on our ability to identify, hire, train, motivate, and retain Team Members who understand and appreciate our culture and are able to effectively represent our brand. If we are unable to identify, hire, train, motivate, and retain our Team Members, our restaurants could be short-staffed, we may be forced to incur overtime expenses, our ability to operate our current restaurants may be limited, and our expansion into new restaurants could be delayed. We may also suffer disruptions to our CPG operations. The restaurant industry generally has a high turnover rate. While we have taken, and will continue to take, a number of steps in order to reduce our turnover, we cannot be certain that our turnover rates will decrease in the future. We have and may be forced to temporarily close restaurants, or reduce restaurant hours or CPG production, as a result of labor shortages, which could result in reduced revenue. Furthermore, if our Team Members decide to and successfully unionize, this could result in a change to our culture, an increase in our labor and other costs, and disruptions to our business, as well as impact the speed at which we can make changes to our organization. In addition, our responses to any union organizing efforts could negatively impact how our brand is perceived and have adverse effects on our business and expose us to legal risk.
The market for qualified talent is competitive and we must provide increasingly attractive wages, benefits, and workplace conditions to retain qualified Team Members, particularly with respect to restaurant managerial positions where the pool of qualified candidates can be small. Increases in wage and benefits costs, including as a result of increases in minimum wages and other governmental regulations affecting labor costs, may significantly increase our labor costs and operating expenses and make it more difficult to fully staff our restaurants. From time to time, legislative proposals are made to increase the minimum wage at the U.S. federal, state, and local level, such as California Assembly Bill No. 1228, which was signed into law in September 2023 and which increases the state’s minimum wage and creates a council to set minimum wages and recommend regulations to address working conditions and other matters in the broadly defined fast food industry. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. In addition, our suppliers, distributors, and business partners may be similarly impacted by wage and benefit cost inflation, and many have or will increase their prices for goods and services in order to offset their increasing labor costs.
Furthermore, maintaining appropriate staffing and hiring and training new staff, both for our restaurants and our facilities, requires precise workforce planning, which has become more complex due to, among other things:
•significant staffing and hiring issues in the restaurant industry throughout the country, which have been exacerbated by the COVID-19 pandemic;
•laws related to wage and hour violations or predictive scheduling, such as “Fair Workweek” or “secure scheduling,” in certain geographic areas where we operate as well as New York City’s “just cause” termination legislation;
•low levels of unemployment, which has resulted in aggressive competition for talent, wage inflation, and pressure to improve benefits and workplace conditions to remain competitive; and
•the so-called “great resignation” or “quiet quitting” trend.
In particular, several jurisdictions in which we operate, including New York City, have implemented “Fair Workweek” legislation, which requires fast food employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees’ schedules, among other requirements. The regulations are often complex to administer and have evolved over time and may continue to do so. Furthermore, similar legislation may be enacted in other jurisdictions in which we operate, and in jurisdictions where we may enter in the future. Such regulatory structures, have in the past, and may in the future, result in increased costs, both in terms of ongoing compliance and resolution of alleged violations.
We face many of these same risks with respect to the Team Members who work within our Collaboration Center Organization departments. Our information technology and other systems are critical to the management and growth of our business, and our success will depend in part on our ability to hire, motivate, and retain these qualified personnel.
Additionally, we engage a number of independent contractors to work for us in various aspects of our business, in particular in our information technology and marketing departments. Therefore, we are subject to federal, state, and local laws regarding independent contractor classification, which are subject to judicial and agency interpretation and may change from time to time. In the event of a reclassification of the independent contractors as employees, we could be exposed to various liabilities and additional costs. These liabilities and additional costs could include exposure (for prior and future periods) under federal, state, and local laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.
If we fail to hire, motivate, and retain Team Members, experience higher labor costs, and/or fail to appropriately plan our workforce for any of the reasons described above, our ability to open new restaurants, manage our information technology systems, and grow sales at existing restaurants may be adversely affected.
Our success depends on our ability to attract, develop, and retain our management team and key Team Members.
Our success depends largely upon the continued service of our executive leadership team and other key management personnel, particularly our Co-Founder and Chief Executive Officer, Brett Schulman, and our Co-Founder and Chief Concept Officer, Ted Xenohristos. Members of our leadership team, both individually and as a group, play an integral role in the development and growth of our company. We also rely on our leadership team in setting our strategic direction, spearheading innovation, operating our business, managing vendor relationships, identifying, recruiting, and training key personnel, identifying expansion opportunities, arranging necessary financing, and leading general and administrative functions. From time to time, there may be changes in our senior management team, which could disrupt our business, particularly if non-compete clauses in employment agreements are deemed to be unenforceable for any reason, including as a result of regulatory restrictions. Moreover, the replacement of one or more of our leadership team or other key management personnel could involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. In addition, we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We currently do not maintain any key person life insurance policies for any of our executive officers. If we are unable to attract, hire, retain, and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.
Risks Related to Information Technology Systems, Cybersecurity, Data Privacy, and Intellectual Property
Security breaches of our electronic processing of credit and debit card transactions, the CAVA app, or confidential guest or Team Member information (including personal information) may adversely affect our business.
Operating our business requires the collection, use, storage, retention, adaptation, alteration, processing, disclosure, transfer, transmission, and protection (“Processing”) of large volumes of personal information (which may also be referred to as “personal data” or “personally identifiable information”) of guests, Team Members, and others, and other sensitive, proprietary, and confidential information, including credit and debit card numbers. Our reliance on technology has grown as we have grown, and the scope and severity of risks posed to our systems from compromises to our information technology systems and cyber threats has increased in part due to the continued evolution and sophistication of attacks as well as the legal and regulatory framework pertaining to privacy and data security matters.
From time to time, we have been, and likely will continue to be, the target of attempts to compromise our information technology systems and data, such as credential stuffing, distributed denial-of-service attacks, ransomware, viruses, malware, phishing attacks, break-ins, social engineering, security breaches, or other cybersecurity incidents to our data, network, or systems. In addition, if any of our critical suppliers or distributors is the subject of a cyber or ransomware attack, we could experience a significant disruption in our supply chain and possibly shortages of key ingredients. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been ongoing for a period of time. While we continue to make significant investment in physical and technological security measures, Team Member training, and third-party services designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure, and those of third parties with which we have business relationships, could be vulnerable to damage, disruptions, shutdowns, or breaches of personal or confidential information. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data all threaten our and our business partners’ information systems and records. Due to these scenarios, we cannot provide assurance that we will be successful in adequately responding to, or preventing, such breaches or data loss.
Any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data, or steal or expose intellectual property, personal or confidential information of our guests, Team Members, or ourselves could result in widespread negative publicity, damage to our reputation, a loss of guests, disruption of our business, and/or legal liabilities, resulting in operational inefficiencies and a loss of sales.

The majority of our restaurant sales are paid with credit or debit cards, but we accept certain other payment methods such as Apple Pay and gift cards, and we may offer new payment options in the future. The use of these payment options subjects us to rules, regulations, contractual obligations, and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements and related interpretations may change over time, which has made and could continue to make compliance more difficult or costly. In connection with credit or debit card transactions, we collect and transmit confidential information, including payment information, to card processors. The systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payments themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us, through enforcement of compliance with the Payment Card Industry - Data Security Standards (as modified from time to time, “PCI DSS”). We must abide by the PCI DSS in order to accept electronic payment transactions. If we fail to abide by the PCI DSS, we could be subject to fines, penalties, or litigation, which could adversely affect our results of operations. Furthermore, the payment card industry requires vendors to be compatible with smart chip technology for payment cards (“EMV-Compliant”), or else bear full responsibility for certain fraud losses, referred to as the EMV Liability Shift. To become EMV-Compliant, merchants often utilize EMV-Compliant payment card terminals at the point-of-sale and obtain a variety of certifications. We may become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft, whether physical or electronic, of credit, debit, or gift card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents.
Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity.
There are numerous U.S. federal, state, local, and international laws and regulations regarding privacy, data protection, and cybersecurity that govern the Processing of personal information and other information. The scope of these laws and regulations is expanding and evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and cybersecurity.
For example, the California Consumer Privacy Act of 2018 (“CCPA”) took effect on January 1, 2020, which broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amended and expanded CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which took effect on January 1, 2023 (the same day as CPRA took effect). Additional states, such as Colorado, Connecticut, Iowa, Utah, Tennessee, New York, and Texas, have since also passed comprehensive state privacy laws that impose additional obligations and requirements on businesses. Data privacy laws and regulations are constantly evolving and can be subject to significant change or interpretive application. Varying jurisdictional requirements could increase the costs and complexity of our compliance efforts and violations of applicable data privacy laws can result in significant penalties. In addition, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices and the internet are applicable to our business, including the Telephone Consumer Protection Act (the “TCPA”) and the Controlling the Assault of Non‑Solicited Pornography and Marketing Act (“CAN-SPAM Act”). The TCPA places certain restrictions on making outbound calls, faxes, and text messages to consumers. The CAN-SPAM Act imposes penalties for the transmission of commercial emails that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from the sender. Any failure, or perceived failure, by us to comply with applicable data protection or other laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.
Additionally, the information, security, and privacy requirements imposed by governmental regulation are increasingly demanding and evolving. Laws require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information. Such laws are not all consistent, and compliance in the event of a widespread security incident is complex and costly and may be difficult to implement. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed.
Significant theft, loss, or misappropriation of, or access to, guests’ or other proprietary data, or other breach of our or our business partners’ information technology systems, could result in fines, legal claims, or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation, and expose us to claims from guests and Team Members, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We may not be able to adequately protect or enforce our rights in our intellectual property.
We rely on a combination of trademark, patent, trade secret, copyright laws, as well as contractual provisions, confidentiality, and inventions assignment agreements, and other intellectual property laws to protect our proprietary and intellectual property assets and rights. Our intellectual property, particularly our trademarks, is material to the conduct of our business and our marketing efforts as our brand recognition is one of our key differentiating factors from our competitors. The success of our business depends in part on our ability to use our trademarks, service marks, and other proprietary intellectual property, including our name and logos and the unique character, atmosphere, and ambiance of our restaurants, to increase brand awareness and further develop our brand reputation in the market.
However, the steps we have taken to protect our intellectual property in the United States may not be adequate. We have registered and applied to register trademarks and other intellectual property in the United States, but we cannot guarantee that our trademark applications will be approved. We may not be able to adequately protect our trademarks and other intellectual property, and third parties may oppose and successfully challenge the validity and/or enforceability of our trademarks and other intellectual property. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and could require us to devote substantial resources to advertising and marketing new brands that may not ultimately be successful. Moreover, even if we successfully register our trademarks and other intellectual property, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property. We have in the past instituted and may from time to time in the future be required to institute, litigation, or other proceedings to enforce our trademarks and other intellectual property. Such litigation or other proceedings could result in substantial costs and diversion of resources and could negatively affect our sales, profitability, and prospects regardless of whether we are able to successfully enforce our rights.
In addition, any success we have had registering and protecting our intellectual property in the United States does not guarantee that we will have similar success in other jurisdictions. We do not currently own any material registered intellectual property outside the United States. Although we do not currently operate outside the United States, should we choose in the future to expand our operations outside the United States, a failure to protect and maintain our brand in such other jurisdictions could adversely affect our business, results of operations, and financial condition.
We maintain a policy requiring our Team Members to enter into an agreement to protect our intellectual property rights and other proprietary information. However, we cannot guarantee that such agreements adequately protect our intellectual property rights and other proprietary information. We cannot guarantee that these agreements will not be breached, that we will have adequate remedies in the event of a breach, or that the respective Team Members will not assert rights to our intellectual property rights or other proprietary information. In addition, we may fail to enter into confidentiality agreements with all parties who have access to our trade secrets or other proprietary information. Failing to protect and maintain the secrecy of our trade secrets or other confidential information for any reason could adversely affect our business, results of operations, and financial condition.
We have been, and may in the future be, subject to claims that we violated certain third-party intellectual property rights.
Third parties may assert, including in a lawsuit, that we infringe, misappropriate, or otherwise violate their intellectual property rights. In addition, we periodically receive communications that claim we have infringed, misappropriated, or otherwise violated others’ intellectual property rights. Any claim against us relating to intellectual property, with or without merit, could be time consuming, expensive to settle or litigate, and could divert the attention of our management, even if we were ultimately successful. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using brands, products, technology, or other intellectual property alleged to be in violation of a third-party’s rights in one or more jurisdictions where we do business. We also might be required to seek a license for third-party intellectual property or enter into a settlement or coexistence agreement that may limit our rights or the scope of our business operations in some way. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which could increase our operating expenses. We may also be required to develop alternative non-infringing branding or products, which could require significant time and expense. If we cannot license or develop replacements for any allegedly infringing aspect of our business, we could be forced to limit our service and may be unable to compete effectively. Any of these results could adversely affect our business, financial condition, and results of operations.
We rely heavily on information technology systems and failures, or interruptions in, or not effectively scaling and adapting, our information technology systems could harm our business.
We rely heavily on information technology systems, including the point-of-sale and payment processing system in our restaurants, our restaurant management systems, technologies supporting our digital and delivery business, such as our website, the CAVA app, and online and mobile ordering platforms, management of our supply chain, our rewards program, collection of cash, credit, and debit card transactions, technologies that facilitate marketing and promotion initiatives, Team Member engagement and payroll processing, payment card transactions, and various other processes and transactions. Many of the critical information technology systems that we rely on are provided and managed by third parties, and we are reliant on these third-party providers to implement protective measures that ensure the security and availability of our systems and their systems. In addition, some of our critical information technology systems are managed by our Team Members, and our continued ability to manage our business efficiently and effectively will depend on our ability to identify, hire, train, motivate, and retain information technology Team Members who understand and appreciate our culture. See “—Risks Related to Human Capital—We may face increases in labor costs, labor shortages, and difficulties in hiring, training, motivating, and retaining the right Team Members.” Our ability to manage our business efficiently and effectively depends significantly on the availability, reliability, and security of these systems.
We may from time to time experience service interruptions, outages, or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of guests accessing our technology infrastructure simultaneously, downtime or outages of third-party services, and denial of service attacks or other malicious activity. These information technology systems, including our online and mobile ordering platforms, may now or in the future contain undetected errors, bugs, or vulnerabilities which may cause the systems to malfunction or be interrupted. Although we have operational safeguards in place, these safeguards may not be effective in preventing degradations or interruptions of our information technology systems or platforms to operate effectively and be available.
As our business expands, it may become more difficult to scale, maintain and improve our online and mobile ordering platforms. If our online and mobile ordering platforms are unreliable, unavailable, compromised, or otherwise fail when guests attempt to access them or they do not load as quickly as guests expect, guests may seek other services, and may not return to our platforms as often in the future. In some instances, we may not be able to identify the cause of performance problems within an acceptable period of time, and, in cases where we rely on third-party information technology infrastructure, we may not have sufficient contractual recourse against such third parties to make us whole for losses resulting from the failure of such infrastructure. Remediation of such problems could result in significant, unplanned capital investments and harm our business, financial condition, and results of operations.
To the extent that we do not effectively address capacity constraints, respond adequately to service interruptions and degradations, upgrade our systems as needed, or continually develop and deploy our technology and network architecture to accommodate actual and anticipated changes in guest demand, our business, and results of operations would be harmed.
The successful operation of our business depends upon the performance and reliability of internet, mobile, and other infrastructure, as well as of our third party vendors, none of which are under our control.
Our business and ability to acquire, retain, and serve our guests are highly dependent upon the reliable performance of our website and the CAVA app and the underlying network and server infrastructure.
Our in-restaurant and online and mobile ordering businesses depend on the performance and reliability of internet, mobile, and other infrastructures that are not under our control. Almost all access to the internet is maintained through telecommunication operators who have significant market power that could take actions that degrade, disrupt, or increase the cost of users’ ability to access our platform.
Disruptions in internet infrastructure, cloud-based hosting, or the failure of telecommunications network operators to provide us with the bandwidth we need to provide our services, could temporarily shut down our in-restaurant ordering business and could interfere with the speed and availability of our online and mobile ordering platforms. If our online and mobile ordering is unavailable when guests attempt to access them, or if our online and mobile ordering does not load as quickly as guests expect, guests may not return to our online and mobile ordering platforms as often in the future, or at all, and may use our competitors’ platforms more often. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile internet access fees or other charges to internet users increase, our digital orders may decrease, which may in turn cause our revenue to significantly decrease.
We also use various third-party vendors, such as software as a service and infrastructure as a service, to provide support to our restaurant operations, core enterprise, and supply chain systems, cybersecurity solutions, and cloud based hosting of our proprietary applications. We also outsource certain accounting, payroll, and human resource functions to business process service providers. The failure of any service provider or vendor to fulfill their obligations could disrupt our operations. Additionally, any changes we may make to the services we obtain from our vendors, or from any new vendors we employ, may disrupt our operations.
Any of these events could damage our reputation, significantly disrupt our operations, and subject us to liability, which could adversely affect our business, financial condition, and results of operations.
Risks Related to Legal and Governmental Regulation
We are subject to extensive laws and regulatory requirements, and failure to comply with, or changes in, these laws or regulations could have an adverse impact on our business.
Our restaurants are subject to U.S. federal, state, and local licensing and regulation by health, sanitation, food, occupational safety, and other agencies, which are subject to change from time to time. Our license requirements include those relating to the preparation and sale of food and beverages as well as food safety requirements. In addition, the development and operation of our restaurants depends to a significant extent on the selection and acquisition of suitable locations, which are subject to zoning, land use, environmental, and other regulations and requirements. Difficulties or failure to maintain or obtain the required licenses, permits, and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business, financial condition, and results of operations.
Various U.S. federal, state, and local employment and labor laws and regulations govern our relationships with our Team Members. These laws and regulations relate to, among other matters, overtime, wage and hour requirements, unemployment tax rates, workers’ compensation rates, mandatory health benefits, healthcare laws, immigration status, and other wage and benefit requirements. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. We have incurred, and may in the future incur, legal costs to defend against, and have suffered losses from, these and similar cases. While the amount of losses and costs incurred to date for such matters has not had a material adverse impact on our financial results or results of operations, the amount of any future losses or costs could be significant.
Our operations are also subject to, among other U.S. federal, state, and local laws and regulations, the following:
•the Americans with Disabilities Act, which provides civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas, including our restaurants;
•the U.S. Food and Drug Administration (“FDA”), which oversees the safety of the entire food system, including inspections and mandatory food recalls, menu labeling, and nutritional content;
•the U.S. Equal Employment Opportunity Commission, which is a federal agency that was established to administer and enforce civil rights laws against workplace discrimination;
•the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime;
•the U.S. Occupational Safety and Health Act, which governs worker health and safety, as well as rules and regulations regarding the COVID-19 pandemic; and
•the FAST Act, which proposes to create a council to set, among other things, minimum wages and working condition standards in the broadly defined fast food industry. See “—Risks Related to Human Capital—We may face increases in labor costs, labor shortages, and difficulties in hiring, training, motivating, and retaining the right Team Members.”
In addition, we are subject to changes in U.S. federal, state, and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. For example, there are various menu labeling laws requiring multi-unit restaurant operators to disclose to guests certain nutritional information, and there are other laws restricting the use of certain types of ingredients in restaurants. An unfavorable report on, or reaction to, our ingredients, the size of our portions, or the nutritional content of our menu items and products could negatively influence the demand for our offerings. Furthermore, any changing requirements with respect to labeling would increase our costs.

All of these regulations impose obligations on us, and any increase in our obligations thereunder could increase our costs of doing business and require us to make changes to our business model.
Compliance with U.S. federal, state, and local laws and regulations, and new laws or changes in these laws, or regulations that impose additional requirements, can be costly (some or all of which costs may not be covered by insurance) and require significant resources and attention from our senior management. Any failure, or perceived failure, to comply with laws or regulations could result in, among other things, revocation of required licenses, civil and criminal liability to us or our personnel, higher Team Member turnover, and negative publicity, and could expose us to litigation, or governmental investigations, or proceedings, which could have a material adverse effect our business, financial condition, and results of operations.
We are subject to various claims and legal actions that could distract management, increase our expenses, or subject us to monetary damages or other remedies.
We have been, and will likely continue to be, subject to various claims and legal actions that may adversely affect our business. These legal proceedings, which could include class action lawsuits and allegations of illegal, unfair, or inconsistent employment practices, including wage and hour, discrimination, harassment, wrongful termination, and vacation and family leave laws; food safety issues including related to food-borne illness, food packaging or food contamination and adverse health effects from consumption of our food; the nutritional content of food sold; disclosure and advertising practices; data security or privacy breaches and other cybersecurity incidents, claims, and allegations; intellectual property infringement; lease issues; violation of the federal securities laws or state corporations law; or other concerns.
Even if the allegations against us in current or future legal matters are unfounded or we ultimately are not held liable, the costs to defend ourselves may be significant and may cause a diversion of management’s attention and resources, and a negative impact on our business, financial condition, and results of operations. In addition, such allegations may generate negative publicity, which could impact our brand and reputation and reduce sales.
Although we maintain what we believe to be adequate levels of insurance to cover any of these liabilities, insurance may not be available at all or in sufficient amounts with respect to these or other matters. See Note 12 (Commitments and Contingencies) included in Part II, Item 8. “Financial Statements and Supplementary Data.” A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business, financial condition, and results of operations.
If tax laws change or we experience adverse outcomes resulting from examination of our tax returns or disagreements with taxing authorities, it could adversely affect our business, financial condition, and results of operations.
We are subject to federal, state, and local tax laws and regulations in the United States. The application and interpretation of these laws in different jurisdictions affect our operations in complex ways and are subject to change, and some changes may be retroactively applied. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Tax Cuts and Jobs Act of Public Law No. 115-97 (the “TCJA”) and the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The United States is also actively considering changes to existing U.S. tax laws that, if enacted, could increase our tax obligations or require us to change the manner in which we operate our business. For example, in August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA, among other things, includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases, subject to certain exceptions.
In addition, we are subject to the examination of our income and other tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws, or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.
Our ability to use our net operating loss carryforwards may be limited.
We have incurred substantial federal and state net operating losses (“NOLs”). Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. In addition, under the rules of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its

NOLs to offset its post-change taxable income or taxes annually may be limited. The applicable rules generally operate by focusing on changes in ownership among holders owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. Similar rules may apply under state tax laws. As a result of these rules, if we experience ownership changes, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income if any.
Furthermore, under the TCJA, as amended by the CARES Act, NOLs generated in taxable years beginning after December 31, 2017, may be utilized to offset no more than 80% of taxable income annually for taxable years beginning after December 31, 2020. For state income tax purposes, there may also be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
General Risk Factors
Economic factors and guest behavior trends, which are uncertain and largely beyond our control, may adversely affect guests’ behavior and our ability to maintain or increase sales at our restaurants.
The restaurant industry depends on guests’ discretionary spending, which is affected by macroeconomic conditions that are beyond our control, such as depressed economic activity, recessionary economic cycles, inflation, guests’ income levels, financial market volatility (which may be exacerbated due to the recent turmoil in the banking industry), investment losses, reduced access to credit, increased levels of unemployment, reduced home values and increased foreclosure rates, slow or stagnant pace of economic growth, increased energy costs, interest rates, social unrest, political dynamics, and other economic factors that may negatively affect the restaurant industry.
Current macroeconomic conditions and events, such as inflation, high interest rates, and recent turmoil in the banking industry, may increase the risk of a recession. Guests’ preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. Therefore, sales volume in our restaurants could decline if guests choose to reduce the amount they spend on meals, choose to dine out less frequently, or reduce the amount they spend on meals while dining out. The demand for our CPG offerings could also decline. If negative economic conditions persist for a long period of time or become pervasive, guests’ changes to their discretionary spending behavior that would otherwise be transitory, including the frequency with which they dine out, may become permanent.
Furthermore, we cannot predict the effects that actual or threatened armed conflicts, including the ongoing armed conflicts in Ukraine and the Middle East, terrorist attacks, efforts to combat terrorism, heightened security requirements, or a failure to protect information systems for critical infrastructure could have on our operations, the economy, or guests’ confidence generally. Any of these events could affect guests spending patterns or result in increased costs for us due to heightened security measures we may need to take.
Any of the above factors, or other unfavorable changes in macroeconomic conditions affecting our guests or us, could have an adverse impact on guests’ demand for our food and cause us to, among other things, reduce the number and frequency of new restaurant openings, which could have the effect of having a material adverse effect on our business, financial condition, and results of operations.
Pandemics and outbreaks, such as the ongoing COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business.
Pandemics and outbreaks, such as the ongoing COVID-19 pandemic, and the related efforts to contain pandemics, such as travel restrictions, shelter-in-place orders, and business slowdowns, have affected all of the regions in which we conduct business and in which our guests and partners are located and have adversely impacted global economic activity.
The COVID-19 pandemic has had, and may continue to have, adverse effects on our sales volumes and the ability to adequately staff our restaurants. For example, during periods of the COVID-19 pandemic, government restrictions have required us to temporarily close some of our restaurants, offer only pick-up and delivery, and impose social distancing requirements. In addition, we experienced staffing shortages due to illness, quarantine requirements, and fear of contracting COVID-19, as well as government mandates requiring our Team Members to be fully vaccinated against COVID-19 in order to operate indoor dining. We also experienced temporary disruptions in certain supplies, transportation bottlenecks, increased raw material, and food costs, as well as higher costs associated with the purchase of personal protective equipment and other measures that we took to ensure compliance with changing regulations relating to restaurants and running our business. The COVID-19 pandemic also adversely affected our ability to execute our growth plans, including delaying the construction of new restaurants and conversions of Zoes Kitchen locations into CAVA restaurants, increasing the costs of such constructions and conversions, and making it more challenging to successfully enter into new markets. The extent of the impacts from the COVID-19 pandemic is affected in part by the extent of the government restrictions as well as differences in attitudes and reactions to the restrictions in the locations where we have our restaurants and from which we source our food and supplies.
Currently, none of our restaurants are subject to any pandemic-related government restrictions. However, we continue to experience labor shortages, temporary supply chain disruptions, and delays in the construction of some new restaurants. While we have developed, and expect to continue to develop, plans to help mitigate the negative impact of the COVID-19 pandemic on our business, our efforts may not be effective, and a protracted economic downturn may limit the effectiveness of our mitigation efforts.
If we are to experience any other pandemic or outbreak, our business, financial condition, and results of operations could be adversely impacted, including in ways similar to the impact of the COVID-19 pandemic.
We are subject to evolving rules and regulations with respect to ESG matters.
We are subject to a variety of ESG-related rules and regulations promulgated by a number of governmental and self-regulatory organizations. ESG-related rules and regulations continue to evolve in scope and complexity, and the increase in costs to comply with such evolving rules and regulations, as well as any risk of noncompliance, could adversely impact our business, financial condition, and results of operations. For example, in October 2023, California enacted climate disclosure laws that will require us to report on climate-related financial risks and other climate-related matters. In addition, there is an increasing public focus by regulators, guests, investors, and other stakeholders on ESG matters. Evolving ESG rules, regulations and stakeholder expectations increase general and administrative expenses and may divert management’s attention to the consideration and measurement of metrics and standards related to these rules, regulations, and stakeholder expectations. Developing and acting on initiatives within the scope of ESG, and collecting, measuring, and reporting ESG-related information and metrics can be costly, difficult and time consuming.
We may communicate certain aspirational initiatives and goals regarding ESG-related matters to our stakeholders. These aspirational initiatives and goals could be difficult and expensive to quantify and implement. In addition, such aspirational initiatives and goals are subject to risks and uncertainties, many of which may not be foreseeable or may be outside of our control. We may be criticized for the scope or nature of such aspirational initiatives or goals, for any revisions to such initiatives or goals, or for failing, or being perceived to have failed, to achieve such initiatives or goals.
If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our, and our industry’s, ESG-related aspirational goals, it could lead to private, regulatory, or administrative challenges or proceedings, including with respect to our disclosure controls and procedures, as well as adverse publicity, any of which could damage our reputation and our business.
Climate change and volatile adverse weather conditions could adversely affect our restaurant sales or results of operations.
Climate change has caused, and may continue to cause, more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations, including impacts related to our supply chain. Adverse weather conditions have in the past and may in the future negatively affect sales at our restaurants, and, in more severe cases such as regional winter storms, hurricanes, tornadoes, wildfires, or other natural disasters, may cause temporary restaurant closures, all of which negatively impact our restaurant sales, as well as temporary production stoppages at our production facilities. Climate change could also adversely impact our production facilities, our distribution channels, and our third-party contract manufacturers’ operations, particularly where certain food is primarily sourced from a single location. Similarly, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could result in higher instances of food spoilage. It is possible that weather conditions may impact our business more than other businesses in our industry because of the significant concentration of our restaurants in certain locations, such as the risk of earthquakes in Southern California, coastal winds in New York and North Carolina, wind and water intrusion in southeast coastal areas, and winter storms and freezes in the northeast.
In addition, our supply chain is subject to increased costs caused by the effects of climate change. Increasing weather volatility and changes in global weather patterns can reduce crop size and crop quality, which could result in decreased availability or higher pricing for our produce and other ingredients. These factors are beyond our control and, in many instances, unpredictable. Climate change and government regulation relating to climate change could also result in construction delays for new restaurants and interruptions to the availability or increases in the cost of utilities.
Furthermore, our business could be adversely affected if we are unable to effectively address increased concerns from the public, stockholders, and other stakeholders on climate change and related environmental sustainability and governance matters. See “—We are subject to evolving rules and regulations with respect to ESG matters.” The ongoing and long-term costs of these impacts related to climate change and other sustainability related issues could have a material adverse effect on our business, financial condition, and results of operations.
Our inability or failure to execute a comprehensive business continuity plan for our Collaboration Center Organization following a disaster or force majeure event could have a material adverse impact on our business.
Our operations depend upon our ability to protect our critical information technology equipment and systems against physical theft and damage from power loss, cybersecurity attacks (including ransomware), improper or unauthorized usage by Team Members, telecommunications failures or other catastrophic events, such as fires, earthquakes, tornadoes and hurricanes, climate change, widespread power outages caused by severe storms, as well as from internal and external security breaches, incidents, malware, viruses, worms, and other disruptive problems. Any damage, failure, or breach of our information systems that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. To mitigate potential risk posed by natural disasters or other catastrophic events, we have disaster recovery procedures and business continuity plans in place and back up and off-site locations for recovery of certain electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations, and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation, and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans may not adequately address all threats we face or protect us from loss.
The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.
Although we generally seek to diversify our cash and cash equivalents across several financial institutions in an attempt to minimize exposure to any one of these entities, we currently have cash and cash equivalents deposited in several financial institutions significantly in excess of federally insured levels. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000 at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our partners and employees, which could have an adverse effect on our business and financial condition.
Our quarterly financial results may fluctuate significantly, including due to factors that are not in our control.
Our quarterly financial results may fluctuate significantly, including due to factors that are not in our control, and could fail to meet investors’ expectations for various reasons, including:
•negative publicity about the safety of our food, packaging, employment-related issues, litigation, or other issues involving our restaurants;
•fluctuations in supply costs, including as a result of inflation, particularly for our most significant ingredients, and our inability to offset the higher cost with price increases without adversely impacting guest spending;
•labor availability and wages of Team Members, including as a result of inflation;
•increases in marketing or promotional expenses;
•the timing of new restaurant openings and related revenue and expenses, such as increased labor expenses, and the operating costs at newly opened restaurants;
•the impact of inclement weather and natural disasters, such as freezes and droughts, which could decrease sales volumes and increase the costs of ingredients;
•the amount and timing of equity-based compensation;
•litigation, settlement costs, and related legal expenses;
•tax expenses, asset impairment charges, and non-operating costs; and

•variations in general economic conditions and events, including the impact of inflation and recent turmoil in the banking industry.
Historically, seasonal factors have also caused our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth fiscal quarters due to reduced traffic as a result of colder temperatures and the holiday season. Furthermore, we operate on a 52-week or 53-week fiscal year. In a 52-week fiscal year, the first quarter contains sixteen weeks as compared to twelve weeks for the second, third, and fourth quarters (and thirteen weeks for the fourth quarter in a 53-week fiscal year).
As a result of these factors and the differences among our fiscal quarters, our quarterly operating results as well as our key performance measures, such as CAVA Same Restaurant Sales Growth and CAVA Restaurant-Level Profit Margin, may fluctuate significantly from quarter to quarter and our results for any one quarter are not indicative of any other quarter.
Our executive officers, directors, and certain affiliate holders of our common stock collectively beneficially own approximately 41.1% of the outstanding shares of our common stock, which may limit your ability to influence the outcome of important transactions.
Our executive officers, directors, and certain affiliate holders of our common stock, in the aggregate, beneficially own approximately 41.1% of the outstanding shares of our common stock, based on the number of shares outstanding as of February 19, 2024. While these stockholders currently do not act together as a group, if some or all of them were to do so in the future, such group of stockholders may exercise significant influence over or control matters requiring approval by our stockholders, including the election and removal of directors and the approval of mergers, acquisitions, or other extraordinary transactions, as a result of their aggregate ownership. They may also have interests that conflict or differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may also have the effect of delaying, preventing, or deterring a change in control of our company, and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or by discouraging others from making tender offers for our shares, which may ultimately affect the market price of our common stock.
Risks Related to Our Indebtedness
Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.
As of December 31, 2023, we had no outstanding indebtedness, and $98.3 million of undrawn availability, under our Credit Facility (as defined below), including the Delayed Draw Facility (as defined below).
We may incur substantial indebtedness under our Credit Facility or other debt instruments in the future, and, if we do so, the risks related to our level of indebtedness could increase. Our future borrowings will require interest payments and in the case of the Delayed Draw Facility, quarterly principal payments, and will need to be repaid or refinanced, which could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk. We may also sell additional debt or equity securities to help repay or refinance our borrowings. However, we do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our future level of indebtedness could affect our operations in several ways, including but not limited to the following:
•increase our vulnerability to changes in general economic, industry, and competitive conditions;
•require us to dedicate a portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;
•place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore potentially more able to take advantage of opportunities that our level of indebtedness would prevent us from pursuing; and
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or other purposes.
In addition, the Credit Facility contains, and agreements governing future indebtedness may contain, restrictive covenants that limits our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness. See “—Risks Related to Our Indebtedness—The Credit Facility contains restrictions on our ability to operate our business and to pursue our business strategies.”
Borrowings under the Credit Facility bear interest at variable rates based on prevailing conditions in the financial markets, and changes to such variable market rates may affect both the amount of cash we must pay for interest as well as our reported interest expense. Assuming our Credit Facility (including the Delayed Draw Term Loans (as defined below) were to be fully drawn, a 100-basis point increase to the applicable variable rate of interest would increase the amount of interest expense by $1.0 million per annum. If we are unable to generate sufficient cash flows to pay the interest expense on our debt, future working capital, borrowings, or equity financing may not be available from which to pay or refinance such debt. See Part II, Item 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”
In addition, if any of the financial institutions that provide loan commitments to us were to fail, our liquidity could be adversely impacted and we may not be able to obtain financing for working capital, capital expenditures, acquisitions, and other purposes. In such event, our ability to operate and compete effectively, and our ability to execute on our growth strategies, could be adversely affected, which in turn would have an adverse impact on our business, results of operations and financial condition.
Our Credit Facility contains restrictions on our ability to operate our business and to pursue our business strategies.
Our Credit Facility restricts, subject to certain exceptions, among other things, our ability and the ability of our subsidiaries to:
•incur additional indebtedness and guarantee indebtedness;
•prepay, redeem, or repurchase certain debt;
•create or incur liens;
•make investments and loans;
•pay dividends or make other distributions, in respect of, or repurchase or redeem, capital stock;
•engage in mergers, consolidations, or sales of all or substantially all of our assets;
•sell or otherwise dispose of assets;
•amend, modify, waive, or supplement certain subordinated indebtedness to the extent such amendments would be materially adverse to the interests of the lenders; and
•engage in certain transactions with affiliates.
In addition, we are required to maintain specified financial covenant ratios and satisfy other financial condition tests. Any future financing arrangements entered into by us or any of our subsidiaries may contain similar restrictions or maintenance covenants. As a result of these covenants and restrictions, we and our subsidiaries are, and will be, limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.” The terms of any future indebtedness we or our subsidiaries may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
Our or our subsidiaries’ failure to comply with the restrictive covenants described above as well as other covenants contained in our or our subsidiaries’ future debt instruments from time to time could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their maturity. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations, and financial condition could be adversely affected.
Our failure to comply with the Credit Facility, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, financial condition, and results of operations.
If there were an event of default under the Credit Facility, the lenders under the Credit Facility could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowing under the Credit Facility if accelerated upon an event of default. Furthermore, if we are unable to repay, refinance, or restructure our Credit Facility, the lenders under the Credit Facility could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. As a result, any default by us on our debt could have a materially adverse effect on our business, financial condition, and results of operations.
Risks Related to our Common Stock
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” among other exemptions, we will:
•not be required to engage an independent registered public accounting firm to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•not be required to comply with the requirement in Public Company Accounting Oversight Board Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report;
•be permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports and registration statements, including in this Annual Report;
•not be required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation; or
•not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes.”
In addition, the JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable with similarly situated public companies.
We will remain an “emerging growth company” until the earliest to occur of (1) our reporting of $1.24 billion or more in annual gross revenue; (2) our becoming a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) our issuance, in any three year period, of more than $1.0 billion in non-convertible debt; and (4) the fiscal year end following the fifth anniversary of the completion of our initial public offering.
We cannot predict if investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.
We will continue to incur significant increased costs and become subject to additional regulations and requirements as a result of becoming a public company, and our management will continue to be required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.
As a public company, we continue to incur significant legal, regulatory, finance, accounting, investor relations, insurance, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related rules implemented by the SEC, and the NYSE. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management will need to devote a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.
As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act (“Section 404”). As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our results of operations. In addition, we will be required, pursuant to Section 404, beginning with our Annual Report on Form 10-K for fiscal year 2024, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Once we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by us or our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly financial statements or disclosures that may not be prevented or detected.
We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report (to the extent it is required to issue a report), investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.
An active, liquid trading market for shares of our common stock may not be sustained, which may make it difficult to sell the shares of common stock you purchase.
We cannot predict the extent to which investor interest in us will continue in a sustained trading market or how active and liquid that market may be. If an active and liquid trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price or at all.
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. You may not be able to resell your shares at or above the price you paid due to a number of factors, including those listed in “—Risks Related to Our Business and Our Industry.”
Furthermore, the stock markets in general have experienced extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
Your percentage ownership in our Company may be diluted by future issuances of our common stock, which could reduce your influence over matters on which stockholders vote.
Our amended and restated certificate authorizes us to issue shares of common stock, other equity or equity-linked securities, options, and other equity awards relating to our common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock, if any.
We have reserved, or will reserve in the future, shares for issuance under the 2015 Equity Incentive Plan, and for grants under the 2023 Equity Incentive Plan and the ESPP. Any common stock that we issue, including under the 2015 Equity Incentive Plan, the 2023 Equity Incentive Plan, the ESPP, or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our then-current investors. In the future, we may also issue our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to investors.
Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your shares of common stock for a price greater than that which you paid for it.
We have no current plans to pay cash dividends on our common stock. The declaration, amount, and payment of any future dividends will be at the sole discretion of our Board of Directors, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreements and other indebtedness we may incur, and such other factors as our Board of Directors may deem relevant. See “Dividend Policy.”
As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.
Future sales, or the perception of future sales, by us or our existing stockholders could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by certain investors, including our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our organizational documents and under Delaware law could delay or prevent a change of control.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions will provide for, among other things:
•a classified board of directors, as a result of which our Board of Directors will be divided into three classes, with each class serving for staggered three-year terms;
•the ability of our Board of Directors to issue one or more series of preferred stock;
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors; and
•the required approval of at least 66 2/3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation.
Further, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits persons deemed to be “interested stockholders” from engaging in a “business combination” with a publicly held Delaware corporation for three years following the date these persons become interested stockholders unless the business combination is, or the transaction in which the person became an interested stockholder was, approved in a prescribed manner or another prescribed exception applies. This provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with the Company for a three-year period.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. These provisions also may have the effect of preventing changes in our Board of Directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Our Board of Directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our Board of Directors, without the approval of our stockholders, to issue 250.0 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series, and the qualifications, limitations, or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our amended and restated certificate of incorporation provides that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee, or stockholder of the Company to the Company or our stockholders, (iii) action asserting a claim against the Company or any current or former director or officer of the Company arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of

Chancery of the State of Delaware, or (iv) action asserting a claim governed by the internal affairs doctrine of the State of Delaware. Our amended and restated certificate of incorporation further will provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including any claims under the Securities Act and the Exchange Act of 1934, as amended (the “Exchange Act”). However, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and accordingly, we cannot be certain that a court would enforce such provision.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation, except our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have developed a cybersecurity program that continuously evaluates material risks to our business and applies controls in an attempt to eliminate or mitigate them. Our key cybersecurity risks include, among others: brand and reputational damage, business disruption, regulatory and compliance risk, sensitive data loss, and reliance on third parties.
We recognize cybersecurity as an enterprise risk, and accordingly cybersecurity risk has been integrated into our overall risk management process. As part of our overall enterprise risk management process, we have established our management-level Risk Committee, composed of our Chief Information Officer, Chief Legal Officer and Chief Financial Officer, among others, which assesses overall risks to the Company based on input from our other business leaders. We have also implemented an incident response process that is overseen by our Senior Director of Cybersecurity and supported by a multi-level incident response process led by our cybersecurity team. This is a documented framework that addresses our processes to assess, identify and manage material risks from cybersecurity threats and incidents, which are prioritized for response and remediation efforts. Our incident response process includes analysis of the impact of a cybersecurity threat or incident for materiality to ensure proper reporting. Our incident response process is continually enhanced and validated through tabletop exercises and engagements with third-party partners.
We engage third parties and auditors to assess our cybersecurity program, including the use of select penetration testing and threat intelligence services, and to assist us in adopting and implementing best practices to improve our cybersecurity program. We have also retained third parties for cybersecurity incident response engagement in the event that a cybersecurity threat or incident requires capabilities beyond those of our own cybersecurity program. In addition, we have a third-party managed security operations center that provides 24/7 monitoring and alerting, threat intelligence, and posture recommendations. We are members of the Retail and Hospitality Information Sharing and Analysis Center, with more than 250 member companies from the retail, hospitality, and travel industries, which enables us to benchmark our cybersecurity risks, identify and adopt best practices for our cybersecurity program, subscribe to threat intelligence alerts, and contribute to the collective defense of our industries.
We have a process to oversee and identify material risks from cybersecurity threats associated with the use of third-party service providers. We conduct a third-party risk assessment program through the use of assessment templates, surveys and contractual requirements that evaluates certain potential and current vendors in connection with our security standards. If, following an evaluation, a third-party’s cybersecurity controls are assessed by us as inadequate based on risk, we work with our business partners to engage a replacement vendor and remediate or seek to reduce our exposure, if any.
While we are subject to continuous cybersecurity threats and attacks like most companies, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed more fully under Item 1A. “Risk Factors,” cybersecurity threats are continually evolving to become more sophisticated and there is a risk that we could experience compromise of our information technology systems and data. Accordingly, while we continue to make significant investment in physical and technological security measures, including third-party services designed to anticipate cyber-attacks and prevent breaches, we cannot provide assurance that we will be successful in adequately responding to, or preventing, cyber-attacks. We also maintain cybersecurity insurance that is regularly reviewed to assess whether there is appropriate coverage.
Governance
Role of the Board
The Audit Committee of the Board of Directors is responsible for the primary oversight of strategic risk, including cybersecurity risk oversight. The Audit Committee receives regular reports on at least a quarterly basis from our cybersecurity team, led by our Chief Information Officer, typically on, among other things, our cybersecurity posture, cybersecurity benchmarking, potential cybersecurity vulnerabilities, and other cybersecurity interest items such as the external cybersecurity environment, items requiring Audit Committee input, and our broader cybersecurity program roadmap, in order to monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The Audit Committee regularly reports to the full Board of Directors regarding its activities, including those related to cybersecurity.
Role of Management
We have established a management-level Risk Committee, that is led by the Chief Legal Officer, and also includes the Chief Information Officer and Chief Financial Officer, as well as certain of their respective Team Members. The Risk Committee meets on at least a quarterly basis to review enterprise risks, including with respect to cybersecurity, as applicable. Enterprise risks, including cybersecurity risk, are briefed to the Audit Committee on at least a quarterly basis by our Chief Legal Officer in coordination with the Senior Director of Cybersecurity and Chief Financial Officer, or through general updates. In addition, our cybersecurity team, led by the Chief Information Officer, works cross functionally with our legal and other business functions to provide cybersecurity training and, as appropriate, manage cybersecurity risks and incidents.
Our Chief Information Officer and our Senior Director of Cybersecurity each have more than two decades of experience in technology and cybersecurity. The cybersecurity team has related academic degrees, multiple certifications, and real-world experience managing cybersecurity incidents and risks and is responsible for building out the materials for review by leadership.
Item 2. Properties
Our collaboration center is located in Washington, D.C., where we currently lease approximately 21,000 square feet pursuant to a lease agreement that expires in 2035. In addition, we have two support centers in Brooklyn, New York and Plano, Texas, and a production facility in Laurel, Maryland, all of which are leased. The support centers in Brooklyn, New York, and Plano, Texas, focus primarily on creative content and restaurant and general support functions, respectively. We do not currently own any real estate, other than our production facility in Verona, Virginia, which recently commenced operations in February 2024, and we lease all of our restaurant locations. We believe our facilities are adequate and suitable for our current needs, and that suitable additional or alternative space will be available to accommodate our operations when needed.
Item 3. Legal Proceedings
For information regarding legal proceedings, see Note 12 (Commitments and Contingencies) in our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the symbol “CAVA.” As of February 19, 2024, there were approximately 52 shareholders of record. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.
Purchases of Equity Securities by Issuer
During the thirteen weeks ended December 31, 2023, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2023 to October 29, 2023	9,829	$31.15	—	—
October 30, 2023 to November 26, 2023	35,723	34.46	—	—
November 27, 2023 to December 31, 2023	—	—	—	—
Total	45,552	$33.74	—	—
__________________
(1)     Purchases made to satisfy the income tax minimum withholding obligations of certain employees upon the vesting of restricted stock units issued under the Company's 2015 Equity Incentive Plan.
Dividend Policy
We did not pay any cash dividends in fiscal 2023 and do not intend to declare or pay any cash dividends on our common stock for the foreseeable future. We currently intend to continue to retain earnings for the operation and expansion of our business and for working capital needs.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P Restaurant 500 Index, assuming an initial investment of $100 at the market close of June 15, 2023, the date our stock commenced trading on the New York Stock Exchange at an opening price of $22.00 per share. Data for the S&P 500 Index and the S&P 500 Restaurant Index assumes reinvestment of dividends. As noted above, no dividends have been declared on our common stock to date. The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 6 MONTH CUMULATIVE TOTAL RETURN*

Among CAVA Group, Inc., the S&P 500 Index
and the S&P 500 Restaurants Index

$140
$120
$100
$80
$60
$40
$20
$0
6/15/23
6/23
7/23
8/23
9/23
10/23
11/23
12/23
CAVA Group, Inc.
S&P 500
S&P 500 Restaurants

	June 15, 2023	June 30, 2023	July 31, 2023	August 31, 2023	September 30, 2023	October 31, 2023	November 30, 2023	December 31, 2023
CAVA	$100.00	$91.26	$127.28	$98.97	$68.26	$70.40	$75.80	$95.79
S&P 500	100.00	106.61	110.03	108.28	103.12	100.94	110.17	115.17
S&P Restaurant 500	100.00	104.45	103.65	99.81	93.99	94.25	102.49	105.32
__________________
*$100 invested on June 15, 2023 in CAVA Group, Inc. stock or May 31, 2023 in indices, including reinvestment of dividends.
Fiscal year ended December 31, 2023
Source Data: Research Data Group Inc.

The performance graph and related information shall not be deemed “soliciting material”, is not deemed “filed” with the SEC, and is not to be incorporated by reference into any future filing under the Securities Act or Exchange Act.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For a discussion of the year ended December 25, 2022 compared to December 26, 2021, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our prospectus dated June 14, 2023 as filed with the U.S. Securities and Exchange Commission on June 16, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of December 31, 2023, operates 309 fast-casual CAVA restaurants in 24 states and Washington, D.C. The number of CAVA restaurants excludes two locations operating under a licensing arrangement and digital kitchens. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-crated and customizable bowls and pitas. Our dips, spreads and dressings are centrally produced and sold in grocery stores.
Segments
We have two reportable segments: CAVA and Zoes Kitchen. CAVA reflects the financial results of all CAVA restaurants we operate. Zoes Kitchen reflects the financial results of all Zoes Kitchen locations we previously operated. As of March 2, 2023, we no longer operate any Zoes Kitchen locations. Our CPG operations are included in Other.
Initial Public Offering
On June 20, 2023, we completed an initial public offering (the “IPO”) of 16.6 million shares of common stock at a price of $22.00 per share, which included 2.2 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, we received net proceeds from the offering of $336.1 million. In connection with the IPO, 95.2 million outstanding shares of preferred stock were converted into an equivalent number of shares of common stock. See Item 8. “Financial Statements and Supplementary Data”, Note 2 (Basis of Presentation and Significant Accounting Policies) and Note 9 (Redeemable Preferred Stock and Stockholders’ Equity) for more information.
Key Factors Affecting Our Business
We have continued to see growth in revenue due to our Net New CAVA Restaurant openings and strong CAVA Same Restaurant Sales Growth. CAVA Restaurant-Level Profit Margin increased to 24.8% in fiscal 2023 from 20.3% in fiscal 2022. The increase in CAVA Restaurant-Level Profit Margin was primarily driven by lower food, beverage, and packaging as a percentage of revenue, driven by lower input costs and higher incidence of premium menu items driving favorable product mix, as well as sales leverage, partially offset by incremental wage investments made in the fourth quarter of fiscal 2023. Consistent with the CAVA culture of investing in our Team Members, we made additional investments in restaurant labor during the fourth quarter of fiscal 2023.
In fiscal 2023, we successfully opened 72 Net New CAVA Restaurants, including 28 converted from Zoes Kitchen locations, and completed our Zoes Kitchen conversion strategy. We achieved these goals in the face of nationwide delays in construction permitting and increased construction costs.
Future operating and development results will be impacted by our ability to successfully expand our restaurant base and navigate challenges and uncertainties such as macroeconomic conditions including commodity inflation, mandated minimum wage increases, the impacts of COVID-19 or other such pandemics, and supply chain constraints.

Fiscal Calendar and Seasonality
We operate on a 52-week or 53-week fiscal year that ends on the last Sunday of the calendar year. In a 52-week fiscal year, the first fiscal quarter contains sixteen weeks and the second, third and fourth fiscal quarters each contain twelve weeks. In a 53-week fiscal year, the first fiscal quarter contains sixteen weeks, the second and third fiscal quarters each contain twelve weeks, and the fourth fiscal quarter contains thirteen weeks. Fiscal year 2023 was a 53-week period that ended on December 31, 2023 and fiscal year 2022 was a 52-week period that ended on December 25, 2022.
Fiscal 2023 includes a 53rd week that is not included in fiscal 2022. We estimate the 53rd week contributed an increase of approximately $11 million to revenue and approximately $2.5 million to income from operations. Fiscal 2023 results for CAVA Same-Restaurant Sales Growth and CAVA AUV have been adjusted to exclude the 53rd week for comparability. See the subsections under “Key Performance Measures” for more information.
Historically, seasonal factors have caused our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth fiscal quarters due to reduced traffic as a result of colder temperatures and the holiday season. However, as we have expanded into new geographies, seasonal factors have had less of an impact on our revenue per restaurant, and we expect our results to continue to be less seasonal over time.
As a result of these factors and the differences among our fiscal quarters, our quarterly operating results and comparable restaurant sales, as well as our key performance measures, may fluctuate significantly from quarter to quarter and our results for any one quarter are not indicative of any other quarter.
Key Performance Measures
In assessing the performance of our business, in addition to considering a variety of measures in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), our management team also considers a variety of other key performance measures, including non-GAAP measures. The key performance measures used by our management for determining how our business is performing are: CAVA Revenue, CAVA Same Restaurant Sales Growth, CAVA AUV, CAVA Restaurant-Level Profit, CAVA Restaurant-Level Profit Margin, CAVA Restaurants, Net New CAVA Restaurant Openings, CAVA Digital Revenue Mix, Adjusted EBITDA, and Adjusted EBITDA Margin.
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
The following table sets forth our key performance measures for the fiscal years indicated:

($ in thousands)	2023	2022	Change
CAVA Revenue	$717,060	$448,594	$268,466
CAVA Same Restaurant Sales Growth[1]	17.9%	14.2%	3.7%
CAVA AUV[2]	$2,639	$2,398	$241
CAVA Restaurant-Level Profit	$177,488	$91,093	$86,395
CAVA Restaurant-Level Profit Margin	24.8%	20.3%	4.5%
CAVA Restaurants[3]	309	237	72
Net New CAVA Restaurant Openings	72	73	(1)
CAVA Digital Revenue Mix	36.0%	34.5%	1.5%
Net income (loss)	$13,280	$(58,987)	$72,267
Adjusted EBITDA[4]	$73,825	$12,615	$61,210
Net income (loss) margin	1.8%	(10.5)%	12.3%
Adjusted EBITDA margin[4]	10.1%	2.2%	7.9%

__________________
1    CAVA Same Restaurant Sales Growth for fiscal 2023 is presented excluding the impact of the 53rd week.
2    For purposes of calculating CAVA AUV for fiscal 2023, the applicable measurement period is the trailing thirteen periods ended December 31, 2023, excluding the 53rd week. For purposes of calculating CAVA AUV for fiscal 2022, the applicable measurement period is the trailing thirteen periods ended December 25, 2022.
3    As of the end of the specified reporting period.
4    See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA, and Adjusted EBITDA Margin and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
CAVA Revenue
CAVA Revenue represents all revenue attributable to CAVA restaurants in the specified period, excluding two restaurants operating under a licensing arrangement. We use CAVA Revenue to evaluate and track the aggregate sales of food and beverages in CAVA restaurants. Several factors affect CAVA Revenue in any given period, including the number of CAVA restaurants in operation, guest traffic, menu prices, and product mix.
CAVA Same Restaurant Sales Growth
CAVA Same Restaurant Sales Growth is defined as the period-over-period sales comparison for CAVA restaurants that have been open for 365 days or longer (including converted Zoes Kitchen locations that have been open for 365 days or longer after the completion of the conversion to a CAVA restaurant). We use CAVA Same Restaurant Sales Growth to assess the performance of existing CAVA restaurants that have been open for 365 days or longer, as the impact of new restaurant openings is excluded. As of December 31, 2023 and December 25, 2022, there were 236 and 163 CAVA restaurants, respectively, in such restaurant base. The 53rd week in fiscal 2023 has been excluded from the calculation of CAVA Same Restaurant Sales Growth.
CAVA Average Unit Volume (CAVA AUV)
CAVA AUV represents total revenue of operating CAVA Restaurants that were open for the entire trailing thirteen periods and includes sales from CAVA digital kitchens for such period, divided by the number of operating CAVA Restaurants that were open for the entire trailing thirteen periods. We use CAVA AUV to assess and understand changes in guest spending patterns and the overall performance of operating restaurants opened for the entire period. CAVA AUV is impacted by changes in guest traffic, menu prices and product mix. We gather daily sales data and regularly analyze our guest traffic and the mix of menu items sold to aid in developing menu pricing, food offerings, and promotional strategies designed to grow CAVA AUV. CAVA AUV may also be impacted by the number of newer CAVA restaurants that are included in calculating CAVA AUV, as such restaurants typically achieve lower sales when they first open, which then increases as they mature. The 53rd week in fiscal 2023 has been excluded from the calculation of CAVA AUV.
CAVA Restaurant-Level Profit and CAVA Restaurant-Level Profit Margin
CAVA Restaurant-Level Profit represents CAVA Revenue in the specified period less food, beverage, and packaging, labor, occupancy, and other operating expenses, excluding depreciation and amortization, in the period. CAVA Restaurant-Level Profit excludes pre-opening costs. We use CAVA Restaurant-Level Profit as a segment measure of profit and loss.
CAVA Restaurant-Level Profit Margin represents CAVA Restaurant-Level Profit as a percentage of CAVA Revenue. We use CAVA Restaurant-Level Profit and CAVA Restaurant-Level Profit Margin as measures of CAVA restaurants’ profitability.
CAVA Restaurant-Level Profit and CAVA Restaurant-Level Profit Margin are not indicative of the overall results of the Company and do not accrue directly to the benefit of our shareholders, as corporate-level expenses are excluded from such measures.
CAVA Restaurants
The following table details CAVA Restaurants for the fiscal years indicated:

	2023	2022
Beginning of period	237	164
New CAVA restaurant openings, including converted Zoes Kitchen locations	73	74
Permanent closure	(1)	(1)
End of period	309	237

CAVA Digital Revenue Mix
CAVA Digital Revenue Mix represents the portion of CAVA revenue related to digital orders as a percentage of total CAVA revenue. Digital orders consist of orders made through catering, digital channels, such as the CAVA app and the CAVA website. Digital orders include orders fulfilled through third-party marketplace and native delivery and digital order pick-up. We use CAVA Digital Revenue Mix to evaluate and track the effectiveness of our coordinated digital infrastructure and network of delivery partners. We charge increased prices for delivery orders to account for the delivery fees and commissions payable by us to our third-party delivery partners and therefore are generally agnostic between in-restaurant and digital sales, as it relates to profitability.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income (loss) adjusted to exclude interest (income) expense, net, provision for income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, restructuring and other costs, and certain non-recurring public company costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income (loss).
Components of Results of Operations
Revenue includes sales of food and beverage in our CAVA and Zoes Kitchen locations and CPG sales. As of March 2, 2023, we no longer operate any Zoes Kitchen locations. CAVA restaurants generally operate at higher revenue levels than the predecessor Zoes Kitchen locations prior to conversion.
Food, beverage, and packaging consists primarily of food, beverage, and packaging costs, including manufacturing costs and costs associated with our production facilities. The components of food, beverage, and packaging are variable in nature, increase as sales volumes increase and are influenced by sales mix, commodity costs, and inflation.
Labor includes all restaurant-level management and hourly labor costs, including salaries, wages, benefits, bonuses, payroll taxes, and other indirect labor costs. Factors that influence labor costs include the minimum wage in the jurisdictions in which we operate, payroll tax legislation, inflation, the strength of the labor market for hourly Team Members, benefit costs, health care costs, and the number, size, and location of our restaurants. As we open new restaurants, we typically incur higher labor following the initial opening of such restaurant due to increased training costs. We expect labor to increase in the aggregate as we continue to open new restaurants.
Occupancy consists of restaurant-level occupancy including rent, common area expenses, real estate, and other taxes, and disposal fees. Occupancy excludes expenses associated with unopened restaurants, which are recorded in pre-opening costs, expenses associated with closed restaurants, which are recorded in restructuring and other costs, and expenses related to support centers, which are recorded in general and administrative expenses. Occupancy varies from location to location and is impacted by macroeconomic conditions, including inflation. We expect occupancy to increase in the aggregate as we continue to open new restaurants but to decrease as a percentage of revenue in the long-term as we continue to leverage higher CAVA Same Restaurant Sales Growth.
Other operating expenses include all other restaurant-level operating expenses, such as kitchen supplies, utilities, repairs and maintenance, travel costs, credit card and bank fees, recruiting, third-party delivery service fees, marketing expenses, and costs associated with our distribution network.
General and administrative expenses include expenses associated with our Collaboration Center Organization that supports the development and operation of restaurants, including compensation and benefits, travel expenses, equity-based compensation, legal and professional fees, technology fees, and rent and other costs related to our collaboration centers. We expect general and administrative expenses to increase in the aggregate as we continue to expand our business but to decrease as a percentage of revenue in the long-term as our business grows.
Depreciation and amortization primarily consists of depreciation of assets related to CAVA new restaurant openings, including leasehold improvements and equipment, and technology improvements.
Restructuring and other costs consist mainly of expenses incurred in connection with closed Zoes Kitchen locations, public company readiness costs prior to our IPO, and costs related to our collaboration center relocation in fiscal 2022.

Pre-opening costs consist of expenses incurred prior to opening a new restaurant (including a new restaurant that is converted from a Zoes Kitchen location) and are made up primarily of manager salaries, relocation costs, supplies, recruiting expenses, payroll and training costs, and travel costs. Pre-opening costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs are expensed as incurred.
Impairment and asset disposal costs consist of losses recognized on the write-down of the carrying value of property and equipment, net and operating lease assets and the loss on disposal of assets.
Interest (income) expense, net includes interest income from our short-term investments, partially offset by cash and non-cash charges related to our 2022 Credit Facility, including the amortization of debt issuance costs.
Provision for income taxes represent federal and state current and deferred income tax expense.
Results of Operations
Our results of operations, on a consolidated basis and by segment, for fiscal 2023 and 2022 are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment. As of March 2, 2023, we no longer operate any Zoes Kitchen locations, and on October 20, 2023 our conversion strategy was completed with the last conversion restaurant opening. As a result, we have limited our discussion of the Zoes Kitchen segment. In addition, because our consolidated results of operations include the results of our Zoes Kitchen segment, we believe that our consolidated results of operations are less indicative of our performance as compared to our CAVA segment.
The following table summarizes our segment results for the fiscal years indicated:

(in thousands)	2023	2022
Revenue
CAVA	$717,060	$448,594
Zoes Kitchen	3,867	108,392
Other	7,773	7,133
Total revenue	728,700	564,119
Restaurant-level operating expenses[1]
CAVA	539,572	357,501
Zoes Kitchen	4,044	102,292
Other	4,738	6,342
Total restaurant-level operating expenses	548,354	466,135
Restaurant-level profit (loss)
CAVA	177,488	91,093
Zoes Kitchen	(177)	6,100
Other	3,035	791
Total restaurant-level profit	180,346	97,984
Reconciliation of restaurant-level profit to income (loss) before income taxes:
General and administrative expenses	101,491	70,037
Depreciation and amortization	47,433	42,724
Restructuring and other costs	6,080	5,923
Pre-opening costs	15,718	19,313
Impairment and asset disposal costs	4,899	19,753
Interest (income) expense, net	(8,852)	47
Other income, net	(471)	(919)
Income (loss) before income taxes	$14,048	$(58,894)
__________________
1    Restaurant-level operating expenses consist of food, beverage, and packaging (excluding depreciation and amortization), labor, occupancy, and other operating expenses.

Comparison of Fiscal 2023 and 2022
CAVA Segment Results
The following table summarizes the results of the CAVA segment for the fiscal years indicated:

	2023		2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$717,060	100.0%	$448,594	100.0%	$268,466	59.8%
Restaurant operating expenses (excluding depreciation and amortization):
Food, beverage, and packaging	208,237	29.0	140,760	31.4	67,477	47.9
Labor	185,820	25.9	121,318	27.0	64,502	53.2
Occupancy	57,811	8.1	40,855	9.1	16,956	41.5
Other operating expenses	87,704	12.2	54,568	12.2	33,136	60.7
Total restaurant operating expenses	539,572	75.2	357,501	79.7	182,071	50.9
Restaurant-level profit	$177,488	24.8%	$91,093	20.3%	$86,395	94.8%
CAVA Revenue
The increase in CAVA Revenue was primarily due to a $177.4 million increase from the 145 Net New CAVA Restaurant Openings during or subsequent to fiscal 2022, of which the majority was attributable to the 91 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 17.9%, which consists of 10.4% from guest traffic increases and 7.5% from menu price increases and product mix, and the impact of a 53rd week in fiscal 2023.
CAVA Food, Beverage, and Packaging
The increase in CAVA food, beverage, and packaging was primarily due to a $54.2 million increase from the 145 Net New CAVA Restaurant Openings during or subsequent to fiscal 2022, of which the majority was attributable to the 91 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 17.9% and the impact of a 53rd week in fiscal 2023.
As a percentage of CAVA Revenue, CAVA food, beverage, and packaging decreased primarily due to lower input costs and a higher incidence of premium menu items driving favorable product mix.
CAVA Labor
The increase in CAVA labor was primarily due to a $49.2 million increase from the 145 Net New CAVA Restaurant Openings during or subsequent to fiscal 2022, of which the majority was attributable to the 91 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 17.9% and the impact of a 53rd week in fiscal 2023. These increases include the impact of higher average hourly wages.
As a percentage of CAVA Revenue, CAVA labor decreased due to strong sales, partially offset by an increase in average hourly wages.
CAVA Occupancy
The increase in CAVA occupancy was primarily due to a $14.4 million increase from 145 Net New CAVA Restaurant Openings during or subsequent to fiscal 2022, of which the majority was attributable to the 91 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased largely due to improved operating leverage associated with higher sales.
CAVA Other Operating Expenses
The increase in CAVA other operating expenses was primarily due to a $22.8 million increase from 145 Net New CAVA Restaurant Openings during or subsequent to fiscal 2022, of which the majority was attributable to the 91 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 17.9% and the impact of a 53rd week in fiscal 2023.
As a percentage of CAVA Revenue, CAVA other operating expenses was flat primarily due to operating leverage, partially offset by higher insurance costs in the current year and investments in the integrity of our physical spaces in support of our increased restaurant volumes.
Zoes Kitchen Segment Results
The following table summarizes the results of the Zoes Kitchen segment for the fiscal years indicated:

	2023		2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$3,867	100.0%	$108,392	100.0%	$(104,525)	N/M
Restaurant operating expenses (excluding depreciation and amortization):
Food, beverage, and packaging	1,141	29.5	33,367	30.8	(32,226)	N/M
Labor	1,506	38.9	36,573	33.7	(35,067)	N/M
Occupancy	508	13.1	12,814	11.8	(12,306)	N/M
Other operating expenses	889	23.0	19,538	18.0	(18,649)	N/M
Total restaurant operating expenses	4,044	104.6	102,292	94.4	(98,248)	N/M
Restaurant-level (loss) profit	$(177)	(4.6)%	$6,100	5.6%	$(6,277)	N/M
__________________
N/M    Data not meaningful
As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations, which resulted in the decreases above.
Other Results
The following table summarizes remaining activity related to our CPG operations for the fiscal years indicated:

	2023		2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$7,773	100.0%	$7,133	100.0%	$640	9.0%
Food, beverage, and packaging	4,080	52.5	5,861	82.2	(1,781)	(30.4)
Other operating expenses	658	8.5	481	6.7	177	36.8
The increase in Other revenue was primarily the result of increased sales of dips, spreads, and dressings. The decrease in food, beverage, and packaging was due in part to lower input costs.
Consolidated Results
The following table summarizes our consolidated results of operations for the fiscal years indicated:

	2023		2022		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$728,700	100.0%	$564,119	100.0%	$164,581	29.2%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	213,458	29.3	179,988	31.9	33,470	18.6
Labor	187,326	25.7	157,891	28.0	29,435	18.6
Occupancy	58,319	8.0	53,669	9.5	4,650	8.7
Other operating expenses	89,251	12.2	74,587	13.2	14,664	19.7
Total restaurant operating expenses	548,354	75.3	466,135	82.6	82,219	17.6
General and administrative expenses	101,491	13.9	70,037	12.4	31,454	44.9

Depreciation and amortization	47,433	6.5	42,724	7.6	4,709	11.0
Restructuring and other costs	6,080	0.8	5,923	1.0	157	2.7
Pre-opening costs	15,718	2.2	19,313	3.4	(3,595)	(18.6)
Impairment and asset disposal costs	4,899	0.7	19,753	3.5	(14,854)	(75.2)
Total operating expenses	723,975	99.4	623,885	110.6	100,090	16.0
Income (loss) from operations	4,725	0.6	(59,766)	(10.6)	64,491	N/M
Interest (income) expense, net	(8,852)	(1.2)	47	—	(8,899)	N/M
Other income, net	(471)	(0.1)	(919)	(0.2)	448	(48.7)
Income (loss) before income taxes	14,048	1.9	(58,894)	(10.4)	72,942	N/M
Provision for income taxes	768	0.1	93	—	675	N/M
Net income (loss)	$13,280	1.8%	$(58,987)	(10.5)%	$72,267	N/M
__________________
N/M    Data not meaningful
Revenue
The increase in consolidated revenue was primarily driven by a $268.5 million increase in our CAVA segment, partially offset by a $104.5 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to CAVA Segment Results above for more information.
Food, Beverage, and Packaging
The increase in consolidated food, beverage, and packaging was primarily driven by a $67.5 million increase in our CAVA segment, partially offset by a $32.2 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Labor
The increase in consolidated labor was primarily driven by a $64.5 million increase in our CAVA segment, partially offset by a $35.1 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Occupancy
The increase in consolidated occupancy was primarily driven by a $17.0 million increase in our CAVA segment, partially offset by an $12.3 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Other Operating Expenses
The increase in consolidated other operating expenses was primarily driven by a $33.1 million increase in our CAVA segment, partially offset by a $18.6 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to higher performance-based incentive compensation associated with strong results, investments in our Collaboration Center Organization, including headcount, to support future growth, higher equity-based compensation associated with awards made in connection with the IPO, recurring public company costs, higher legal accruals, and $1.1 million in certain non-recurring IPO costs.
Depreciation and Amortization
The increase in depreciation and amortization was primarily driven by the addition of assets from 145 Net New CAVA Restaurant Openings during or subsequent to fiscal 2022 and technology improvements, partially offset by the disposal of assets at 125 closed Zoes Kitchen locations.

Restructuring and Other Costs
The increase in restructuring and other costs was primarily due to costs associated with closed Zoes Kitchen locations and public company readiness, partially offset by costs incurred in the prior year in connection with the relocation of our collaboration center.
Pre-Opening Costs
The decrease in pre-opening costs was due to improved cost efficiencies, partially offset by the timing and volume of Net New CAVA Restaurant Openings.
Impairment and Asset Disposal Costs
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
•Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on any applicable debts;
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
Because of these limitations, Adjusted EBITDA and Adjusted EBITDA Margin should not be considered as measures of discretionary cash available to invest in business growth or to reduce any applicable indebtedness.
The following tables provides a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) margin to Adjusted EBITDA Margin for the fiscal years indicated:

($ in thousands)	2023	2022
Net income (loss)	$13,280	$(58,987)
Non-GAAP Adjustments
Interest (income) expense, net	(8,852)	47
Provision for income taxes	768	93
Depreciation and amortization	47,433	42,724
Equity-based compensation	9,575	3,981
Other income, net	(471)	(919)
Impairment and asset disposal costs	4,899	19,753
Restructuring and other costs	6,080	5,923
Certain non-recurring public company costs	1,113	—
Adjusted EBITDA	$73,825	$12,615

Revenue	$728,700	$564,119
Net income (loss) margin	1.8%	(10.5)%
Adjusted EBITDA margin	10.1%	2.2%
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short- and long-term basis are for the expansion of our restaurant base and manufacturing capabilities, working capital, and other capital expenditures.
Our rapid expansion has been significantly aided by the Zoes Kitchen acquisition, which enabled us to expand our CAVA restaurant base in a capital-efficient manner. While conversions required initial capital investments, such costs were typically significantly lower for a conversion as compared to a new opening. Therefore, we expect that the capital expenditure requirements relating to Net New CAVA Restaurant Openings on a per restaurant basis in future periods will be significantly higher than we have experienced in the past few years as our conversion strategy is complete as of October 20, 2023.
We believe that cash provided by operating activities and existing cash on hand, together with amounts available under our 2022 Credit Facility, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future, including our expected capital expenditures for expansion of our CAVA restaurant base and manufacturing capabilities, operating lease obligations, working capital obligations, and debt service requirements. See Item 8. “Financial Statements and Supplementary Data”, Note 8 (Debt) and Note 11 (Leases) to our consolidated financial statements for more information. Our sources of liquidity could be affected by factors described Part I, Item 1A. “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Overview
We had cash and cash equivalents of $332.4 million and $39.1 million as of December 31, 2023 and December 25, 2022, respectively, the increase of which was primarily due to net proceeds received in connection with the IPO.

For fiscal 2023, our operations were primarily funded from cash flows from operations that, together with the IPO proceeds, funded capital expenditures. Our principal uses of liquidity for fiscal 2023 were to fund new restaurant openings, including the conversion of Zoes Kitchen locations into CAVA restaurants, the construction of our new production facility in Verona, VA and working capital needs.
Cash Flows
The following table summarizes our cash flows for the fiscal years indicated:

			Change
($ in thousands)	2023	2022	$	%
Net cash provided by operating activities	$97,101	$6,038	$91,063	N/M
Net cash used in investing activities	(138,806)	(104,161)	(34,645)	33.3%
Net cash provided by (used in) financing activities	335,008	(3,084)	338,092	N/M
Net change in cash and cash equivalents	$293,303	$(101,207)	$394,510	(389.8)%
__________________
N/M    Data not meaningful
Operating Activities
The increase in net cash provided by operating activities for fiscal 2023 was primarily due to improved operating performance, the impact of working capital changes primarily in accrued expenses and other associated with performance-based incentive compensation, and interest income associated with an increase in short term investments as a result of proceeds from the IPO.
Investing Activities
The increase in net cash used in investing activities for fiscal 2023 was primarily due to our investments in capital expenditures as a result of Net New CAVA Restaurant Openings, construction of our new production facility, and technology improvements.
Financing Activities
The increase in net cash provided by financing activities for fiscal 2023 was primarily due to net proceeds received from our IPO, which closed on June 20, 2023.
Material Cash Commitments
The following table summarizes current and long-term material cash requirements as of December 31, 2023, which we expect to fund primarily with operating cash flows:

	Payments Due by Fiscal Year
(in thousands)	Total	2024	2025-2026	2027-2028	Thereafter
Operating leases[1]	$435,517	$51,572	$111,307	$100,939	$171,699
Purchase obligations[2]	7,553	6,626	927	—	—
__________________
1    Refer to Item 8. “Financial Statements and Supplementary Data”, Note 11 (Leases) for more information on our operating leases.
2    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. We have excluded agreements that are cancellable without penalty. The majority of our purchase obligations related to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Credit Facility
Refer to Item 8. “Financial Statements and Supplementary Data”, Note 8 (Debt), for a description of our 2022 Credit Facility.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent asset and liabilities as of the balance sheet date, as well as the reported amounts of revenue and expenses during the period. We base our estimates on historical experience, known trends and events, as well as management’s judgment. Although management believes the judgment applied in preparing estimates is reasonable based on circumstances and information known at the time, actual results could vary materially from the estimates based on assumptions used in the preparation of our financial statements. We evaluate our judgments and estimates on an ongoing basis in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, are reflected in the financial statements prospectively from the date of change in estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other significant accounting policies. Accordingly, these are the policies we believe are the most critical to understanding when evaluating our consolidated financial condition and results of operations. Our significant accounting policies are more fully described in Note 2 (Basis of Presentation and Significant Accounting Policies) to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
Leases
We adopted ASC 842 in the first quarter of fiscal 2022, the impact of which did not have a material impact on our consolidated statement of operations or consolidated statement of cash flows. The adoption of ASC 842 did have a material impact on our consolidated balance sheet resulting in the recognition of operating lease assets and liabilities. The disclosure below reflects the impact of our adoption of ASC 842.
We lease all of our restaurants, our production facility in Maryland, our collaboration center in Washington, D.C., and our support centers in Brooklyn, New York, and Plano, Texas under various non-cancelable lease agreements that expire on various dates through 2039. At inception of a lease, we determine its classification as an operating or financing lease. All of our restaurant leases are classified as operating leases. Restaurants are located on sites leased from third parties. When determining the lease term, the Company includes reasonably certain option periods.
The Company makes judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as well as the amount of straight-line rent expense recognized in a period. Typically, restaurant leases have initial terms of 10 years and include five-year renewal options. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement that we will exercise the options. Restaurant leases provide for fixed minimum rent payments and in some cases include contingent rent payments based upon sales in excess of specified breakpoints. When achievement of sales breakpoints is probable, contingent rent is accrued. Fixed minimum rent payments are recognized on a straight-line basis over the lease term starting on the date we take control of the leased space.
Operating lease assets and liabilities are recognized at the lease’s commencement date. We measure the lease liability at lease commencement by discounting the future minimum lease payments. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs, lease incentives, and impairment. As the rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at a lease’s commencement date to determine the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
Income Taxes
The Company is taxed as a C corporation under which income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities, reflecting the impact of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s historical and forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the most recent three-year period. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2023 and December 25, 2022, a valuation allowance of $83.7 million and $88.4 million, respectively, has been recorded to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant tax authorities in the jurisdictions in which the Company operates. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company did not have any uncertain tax positions as of December 31, 2023 and December 25, 2022.
The Company’s primary tax jurisdiction is in the United States. Generally, federal, state, and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 31, 2023.
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
The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to estimate the fair value of stock options at the grant date. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected term, risk-free interest rate, expected volatility, and expected dividend yield of the underlying common stock. The fair value of RSUs is equal to the fair value of our common stock at the date of grant.
Recent Accounting Pronouncements
Refer to Item 8. “Financial Statements and Supplementary Data”, Note 2 (Basis of Presentation and Significant Accounting Policies).
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risks, including commodity and food price risks, interest rate risk, effects of inflation, and labor costs. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have operations only in the United States and do not have material foreign currency exposure.
Commodity and Food Price Risks
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by market conditions, supply chain interruptions, weather, and other factors which are not within our control. In many cases, we believe we will be able to address material commodity cost increases through purchasing contracts, pricing arrangements, adjusting our menu pricing or other operational adjustments that increase productivity. However, we cannot assure you that these measures will be able to fully offset any increase in commodity prices, which could increase restaurant operating costs as a percentage of restaurant sales and impact our results from operations.

Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our investments through our cash in our money market accounts. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2023, we had $332.4 million of cash and cash equivalents consisting of bank accounts and money market funds. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical decrease of 100 basis points to current prevailing market rates applied to our cash and cash equivalents balance as of December 31, 2023, would result in a decrease of $3.3 million in investment income over a twelve month period.
Effects of Inflation
Inflation impacts our restaurant operating expenses. While we have been able to partially offset inflation and other changes in operating expenses by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed without any resulting change to traffic frequency or purchasing patterns. In addition, there can be no assurance that we will generate CAVA Same Restaurant Sales Growth in an amount sufficient to offset inflationary or other cost pressures.
A portion of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, any menu price increases at our restaurants would only offset a proportionate increase in occupancy and related expenses.
Labor Costs
Wages paid in our restaurants are impacted by, among other factors, changes in federal and state hourly minimum wage rates. Accordingly, changes in the federal and state hourly minimum wage rates directly affect our labor costs. Wages and benefits are also affected by supply and demand forces in specific regions. We currently pay all our Team Members more than the applicable minimum wage in the area where they work. Competition in these communities for qualified Team Members could require us to pay higher wages and provide greater benefits. In addition, the COVID-19 pandemic and recent macroeconomic conditions have resulted in aggressive competition for talent, wage inflation and pressure to improve benefits, and workplace conditions to remain competitive.
While we generally seek to offset any wage increases with operational efficiencies and by leveraging CAVA Same Restaurant Sales Growth, such measures may not fully offset any wage increases and we may seek to increase our menu prices. We cannot assure you that we will be able to fully offset wage increases through any of these measures.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	57
Consolidated Balance Sheets as of December 31, 2023 and December 25, 2022	59
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2023, December 25, 2022, and December 26, 2021	60
Consolidated Statements of Preferred Stock and Stockholders’ Equity for the Fiscal Years Ended December 31, 2023, December 25, 2022, and December 26, 2021	61
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2023, December 25, 2022, and December 26, 2021	62
Notes to Consolidated Financial Statements	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of CAVA Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CAVA Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and December 25, 2022, the related consolidated statements of operations, preferred stock and stockholders’ equity, and cash flows, for each of the three years in the periods ended December 31, 2023, December 25, 2022, and December 26, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the periods ended December 31, 2023, December 25, 2022, and December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 27, 2024
We have served as the Company's auditor since 2018.

CAVA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2023	December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$332,428	$39,125
Trade accounts receivable, net	3,662	2,827
Other accounts receivable	8,223	4,908
Inventories	5,637	5,139
Prepaid expenses and other	4,962	6,151
Total current assets	354,912	58,150
Property and equipment, net	330,730	242,983
Operating lease assets	289,451	273,876
Goodwill	1,944	1,944
Intangible assets, net	1,355	1,382
Other long-term assets	5,365	5,548
Total assets	$983,757	$583,883

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,234	$14,311
Accrued expenses and other	59,219	40,468
Operating lease liabilities - current	32,583	29,539
Total current liabilities	109,036	84,318
Deferred income taxes	79	28
Operating lease liabilities	303,615	285,194
Other long-term liabilities	225	538
Total liabilities	412,955	370,078
Commitments and Contingencies (Note 12)
Preferred stock:
Redeemable preferred stock, par value $0.0001 per share; 250,000 and 111,874 shares authorized; zero and 95,204 shares issued and outstanding, respectively	—	662,308
Stockholders' equity:
Common stock, par value $0.0001 per share; 2,500,000 and 150,000 shares authorized; 113,708 and 1,409 issued and outstanding, respectively	11	—
Treasury stock, at cost; 1,086 shares and 886 shares, respectively	(9,727)	(6,619)
Additional paid-in capital	1,028,181	19,059
Accumulated deficit	(447,663)	(460,943)
Total stockholders’ equity	570,802	(448,503)
Total liabilities, preferred stock and stockholders' equity	$983,757	$583,883

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share amounts)	December 31, 2023	December 25, 2022	December 26, 2021
Revenue	$728,700	$564,119	$500,072
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	213,458	179,988	154,772
Labor	187,326	157,891	143,395
Occupancy	58,319	53,669	49,299
Other operating expenses	89,251	74,587	70,453
Total restaurant operating expenses	548,354	466,135	417,919
General and administrative expenses	101,491	70,037	64,792
Depreciation and amortization	47,433	42,724	44,538
Restructuring and other costs	6,080	5,923	6,839
Pre-opening costs	15,718	19,313	8,194
Impairment and asset disposal costs	4,899	19,753	10,542
Total operating expenses	723,975	623,885	552,824
Income (loss) from operations	4,725	(59,766)	(52,752)
Interest (income) expense, net	(8,852)	47	4,810
Other income, net	(471)	(919)	(20,288)
Income (loss) before income taxes	14,048	(58,894)	(37,274)
Provision for income taxes	768	93	117
Net income (loss)	$13,280	$(58,987)	$(37,391)
Earnings (loss) per share:
Basic	$0.22	$(44.41)	$(51.06)
Diluted	$0.21	$(44.41)	$(51.06)
Weighted-average common shares outstanding:
Basic	60,512	1,328	732
Diluted	63,448	1,328	732

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 27, 2020	80,086	$478,941	317	$—	41	$(128)	$4,841	$(365,141)	$(360,428)
Equity-based compensation	—	—	—	—	—	2,108	3,243	—	5,351
Shares purchased under equity plans	—	—	1,224	—	—	—	7,135	—	7,135
RSU vesting	—	—	289	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(66)	—	66	(260)	—	—	(260)
Issuance of Series F convertible Preferred Stock, net of issuance costs $7.9 million	16,901	204,068	—	—	—	—	—	—	—
Repurchase of common stock and redemption of preferred stock	(1,783)	(20,701)	(640)	—	640	(7,428)	—	—	(7,428)
Net loss	—	—	—	—	—	—	—	(37,391)	(37,391)
Balance—December 26, 2021	95,204	$662,308	1,124	$—	747	$(5,708)	$15,219	$(402,532)	$(393,021)
Equity-based compensation	—	—	—	—	—	—	3,803	—	3,803
Shares purchased under equity plans	—	—	15	—	—	—	37	—	37
RSU vesting	—	—	409	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(139)	—	139	(911)	—	—	(911)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	—	—	576	576
Net loss	—	—	—	—	—	—	—	(58,987)	(58,987)
Balance—December 25, 2022	95,204	$662,308	1,409	$—	886	$(6,619)	$19,059	$(460,943)	$(448,503)
Equity-based compensation	—	—	—	—	—	—	9,360	—	9,360
Shares purchased under equity plans	—	—	116	—	—	—	1,353	—	1,353
RSU vesting	—	—	568	—	—	—	—	—	—
Repurchase of common stock upon RSU vesting	—	—	(200)	—	200	(3,108)	—	—	(3,108)
Proceeds from initial public offering, net of underwriting fees and offering costs of $29.3 million	—	—	16,611	1	—	—	336,110	—	336,111
Conversion of preferred stock	(95,204)	(662,308)	95,204	10			662,299		662,309
Net income	—	—	—	—	—	—	—	13,280	13,280
Balance—December 31, 2023	—	$—	113,708	$11	1,086	$(9,727)	$1,028,181	$(447,663)	$570,802

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	December 31, 2023	December 25, 2022	December 26, 2021
Cash flows from operating activities:
Net income (loss)	$13,280	$(58,987)	$(37,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,406	37,086	38,269
Amortization of intangible assets	27	5,638	6,176
Equity-based compensation	9,360	3,803	5,351
Impairment and asset disposal costs	4,899	19,753	10,542
Gain on extinguishment of debt	—	—	(20,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(835)	(50)	453
Other accounts receivable	(3,315)	(1,626)	(1,356)
Inventories	(498)	(1,496)	(1,157)
Prepaid expenses and other	60	(318)	(1,402)
Operating lease assets	(20,521)	(34,187)	—
Accounts payable	2,549	336	(555)
Accrued expenses and other	19,173	(2,901)	1,172
Deferred rent	—	—	3,291
Operating lease liabilities	25,516	38,987	—
Net cash provided by operating activities	97,101	6,038	3,393
Cash flows from investing activities:
Purchase of property and equipment	(138,806)	(104,161)	(56,309)
Net cash used in investing activities	(138,806)	(104,161)	(56,309)
Cash flows from financing activities:
Proceeds from Series F convertible Preferred Stock, net of issuance costs $7.9 million	—	—	204,068
Proceeds from Delayed Draw Term Loan	6,000	—	—
Payments on Delayed Draw Term Loan	(6,000)	—	—
Payments on 2020 Credit Facility	—	—	(40,000)
Purchase of treasury stock	(3,108)	(911)	(7,688)
Redemption of Series A Preferred Stock	—	—	(19,692)
Redemption of Series C Preferred Stock	—	—	(514)
Redemption of Series D Preferred Stock	—	—	(495)
Shares purchased under equity plans	1,353	37	7,135
Proceeds from initial public offering, net of underwriting fees of $22.8 million	342,604	—	—
Offering costs paid	(5,384)	(1,109)	—
Payment of loan acquisition fees	(372)	(986)	—
Proceeds from deemed landlord financing, net of financing lease payments	(85)	(115)	338
Net cash provided by (used in) financing activities	335,008	(3,084)	143,152
Net change in cash and cash equivalents	293,303	(101,207)	90,236
Cash and cash equivalents - beginning of year	39,125	140,332	50,096
Cash and cash equivalents - end of year	$332,428	$39,125	$140,332

	Fiscal Year Ended
(in thousands)	December 31, 2023	December 25, 2022	December 26, 2021
Supplemental Disclosure of Cash Flow Information:
Offering costs not yet paid	$—	$542	$—
Cash paid for interest related to deemed landlord financing	—	—	4,023
Cash paid for fees and interest related to long-term debt	330	161	768
Cash paid for income taxes	116	523	212
Change in accrued purchases of property and equipment	584	5,083	1,770
Conversion of redeemable preferred stock into common stock in connection with initial public offering	662,309	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company”, “CAVA”, “we”, “us”, and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of December 31, 2023, operates 309 fast-casual CAVA restaurants in 24 states and Washington, D.C. The number of CAVA restaurants excludes two locations operating under a licensing arrangement and digital kitchens. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-crated and customizable bowls and pitas. Our dips, spreads and dressings are centrally produced and sold in grocery stores.
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
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Stock Split—On June 2, 2023, the Company effectuated a 3-to-1 forward stock split of its common stock and preferred stock. The forward stock split did not result in an adjustment to the par value. All references in the accompanying consolidated financial statements and related notes to the number of shares of common stock, preferred stock, options to purchase common stock, restricted stock units (“RSUs”), and per share data have been restated on a retroactive basis for all periods presented to reflect the effect of this action.
Initial Public Offering—On June 20, 2023, we completed an initial public offering (the “IPO”) of 16.6 million shares of common stock at a price of $22.00 per share, which included 2.2 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, we received net proceeds from the offering of $336.1 million. In connection with the IPO, 95.2 million outstanding shares of preferred stock were converted into an equivalent number of shares of common stock. See Note 9 (Redeemable Preferred Stock and Stockholders’ Equity) for more information.
Reclassification—Certain prior year amounts have been reclassified to conform to current year presentation.
Rounding—Certain numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of CAVA Group, Inc. and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions.
Fiscal Year—The Company operates on a 52-week or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal year ended December 31, 2023 (“fiscal 2023”) includes 53 weeks and the fiscal years ended December 25, 2022 (“fiscal 2022”) and December 26, 2021 (“fiscal 2021”) each include 52 weeks. In a 52-week fiscal year, the first fiscal quarter contains sixteen weeks and the second, third, and fourth fiscal quarters each contain twelve weeks. In a 53-week fiscal year, the first fiscal quarter contains sixteen weeks, the second and third fiscal quarters each contain twelve weeks, and the fourth fiscal quarter contains thirteen weeks.
Use of Estimates—The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the valuation allowance on deferred tax assets, equity-based compensation, lease accounting matters, impairment of long-lived assets including right-of-use assets, and legal liabilities. These estimates are based on information available as of the date of the consolidated financial statements; therefore actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase, and deposits in transit from credit card processers, to be cash equivalents. Cash and cash equivalents are maintained with financial institutions and, at times, the amount on deposit may exceed the amount of insurance provided on such deposits. Interest earned on cash and cash equivalents is presented within interest (income) expense, net in the accompanying consolidated financial statements.
Accounts Receivable—Trade accounts receivable primarily relates to revenues from Consumer Packaged Goods (“CPG”) sales, third-party delivery and catering. Other accounts receivable primarily relates to amounts due from landlords. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. The Company recorded a $0.1 million and $0.2 million allowance for doubtful accounts as of December 31, 2023 and December 25, 2022.
Inventories—Inventories consist of food, beverage, paper goods, finished goods, raw materials and packaging, and supplies, and are stated at the lower of cost, as determined on a first-in, first-out method, or net realizable value.
Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method based on the following estimated lives:

Property and Equipment	Useful life
Leasehold improvements	Shorter of lease term or estimated asset life
Equipment	5-7 years
Furniture and fixtures	7 years
Computer hardware and software	3-5 years
Vehicles	5-7 years
Expenditures for improvements and renewals that extend the useful life of an asset are capitalized. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in impairment and asset disposal costs in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.
The Company capitalizes certain internal costs, including payroll and payroll-related costs for employees directly associated with development and construction of future restaurants, after the restaurant has been approved and it is considered probable to open. The Company also capitalizes payroll and payroll-related costs directly associated with the development and implementation of technology. These costs are included in property and equipment and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term or in the case of technology, 3 to 5 years. The Company capitalized internal payroll costs related to new restaurant construction and technology activities of $5.6 million, $5.1 million and $3.0 million during fiscal 2023, 2022, and 2021, respectively.
Goodwill and Intangible Assets—Related to the acquisition of CAVA Foods, LLC, the Company recorded goodwill of $1.9 million. Intangible assets not subject to amortization consist of purchased domain names and trademarks as well as a purchase option agreement. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or when impairment indicators are present. Impairment is measured as the excess of the carrying value over the fair value of the goodwill and intangible assets.
Impairment of Long-lived Assets—Whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Company evaluates its long-lived assets for impairment at the lowest level in which there are identifiable cash flows (“asset group”). The asset group is at the restaurant-level for restaurant assets. If the estimated future cash flows (undiscounted) from the use of an asset are less than the carrying value, impairment would be indicated. The Company uses an income approach (discounted cash flow method) to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of an asset group exceeds its fair value. A significant number of estimates, which are largely unobservable and classified as Level 3 inputs in the fair value hierarchy, are involved in the application of the discounted cash flow method. Estimates and assumptions used include sales, growth rates, gross margins, operating expenses in relation to the current economic conditions and the Company’s future expectations, market competition, inflation, consumer trends and other relevant economic factors. If actual performance does not achieve such projections, the Company may be required to recognize impairment charges in futures periods and such charges could be material.
The Company recorded impairment charges of $1.3 million, $9.0 million, and $3.2 million during fiscal 2023, 2022, and 2021, respectively, as further described in Note 5 (Property and Equipment, Net).

Insurance Reserves—The Company self-insures a portion of its expected losses under its workers’ compensation and general liability insurance programs. To limit its exposure to losses, the Company maintains stop-loss coverage through third-party insurers. Insurance liabilities representing estimated costs to settle reported claims as well as claims incurred but not reported are included in accrued expenses and other on the accompanying consolidated balance sheets. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances.
Revenue Recognition—The Company recognizes in-restaurant and digital revenue when payment is tendered at the point of sale as the performance obligation has been satisfied, which is recognized net of discounts, incentives and sales tax collected from customers. Digital revenue includes digital orders, which consist of orders made through catering, digital channels, such as the CAVA app and the CAVA website. Digital orders include orders fulfilled through third-party marketplace and native delivery and digital order pick-up.
CPG revenue associated with dips, spreads and dressings is recognized upon transfer of control to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. Transfer of control occurs at a point in time, typically upon delivery as this is when title and risk of loss passes to the customer. Allowances for sales returns, stale products, and discounts are recorded as reductions to CPG revenue. The Company uses judgment in estimating sales returns, considering numerous factors such as historical sales return rates.
Gift Cards—Revenue related to the sale of gift cards is deferred until the gift card is redeemed. Deferred gift card revenue is included in accrued expenses and other in the accompanying consolidated balance sheets. Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards for products indefinitely and the Company does not deduct non-usage fees from outstanding gift card balances. A portion of gift cards that are not expected to be redeemed exclusive of amounts that are subject to state unclaimed property laws are recognized as breakage over time in proportion to gift card redemptions. Revenue recognized from gift card breakage was immaterial in fiscal 2023, 2022, and 2021.
Loyalty Program—The Company has established a promotional program to encourage repeat business from customers. Loyalty program members earn rewards based on the amount spent, which are redeemable for free goods or future discounts. The loyalty points represent a material right. Accordingly, the Company records a liability and a corresponding reduction in revenue in periods when loyalty program rewards are earned by members. The Company recognizes revenue and a corresponding reduction to the liability in periods when loyalty program rewards are redeemed by members or when loyalty program rewards expire. The amount of revenue recognized or deferred is based on the stand-alone selling price of the loyalty points multiplied by the historical redemption rate. The Company determines the stand-alone selling price of loyalty points by dividing the value of a reward by the amount of spend required to earn the reward.
Advertising and Marketing Costs—Advertising and marketing costs are expensed as incurred. Advertising and marketing costs totaled $6.1 million, $7.1 million, and $7.2 million during fiscal 2023, 2022, and 2021, respectively, which are included in general and administrative expenses, other operating expenses, and pre-opening costs in the accompanying consolidated statements of operations.
Restructuring and Other Costs—Restructuring and other costs consist mainly of expenses related to closed Zoes Kitchen locations in connection with the Company’s conversion strategy as described above, public company readiness costs, and costs related to our collaboration center relocation incurred in fiscal 2022. The liability relating to restructuring costs as of December 31, 2023 and December 25, 2022 was not material.
Pre-opening Costs—Pre-opening costs consist of expenses incurred prior to opening a new restaurant (including a new restaurant that is converted from a Zoes Kitchen location) and are made up primarily of manager salaries, relocation costs, supplies, recruiting expenses, payroll and training costs, and travel costs. Pre-opening costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs are expensed as incurred.
Income Taxes—The Company is taxed as a C corporation under which income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities, reflecting the impact of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s historical and forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant tax authorities in the jurisdictions in which the Company operates. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company did not have any uncertain tax positions as of December 31, 2023 and December 25, 2022.
The Company’s primary tax jurisdiction is in the United States. Generally, federal, state, and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 31, 2023.
Equity-Based Compensation—The Company has issued stock options and RSUs. Equity-Based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the requisite service period. Equity-Based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur. Equity-Based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
The Company adopted an Employee Share Purchase Plan (“ESPP”) in June 2023 under which qualifying employees may be granted purchase rights to the Company’s common shares at not less than 85% of the market price on the purchase date. The expense incurred under ESPP is included within general and administrative expenses in the consolidated statements of operations.
The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to estimate the fair value of stock options and purchase rights under the ESPP at the grant date. The use of the Black-Scholes option-pricing model requires the use of highly subjective assumptions, including the expected term, risk-free interest rate, expected volatility, and expected dividend yield of the underlying common stock. The fair value of RSUs is equal to the fair value of the underlying common stock at the date of grant.
Prior to June 2023, the Company was privately held with no active public market for its common stock. The historical approach for estimating the fair value of the Company’s common stock was a two-step process. First, the Company’s enterprise value was established using generally accepted valuation methodologies, including the utilization of an income approach (discounted cash flow method), a market approach (guideline public company method), and a probability-weighted expected return method. Second, the enterprise value was allocated among the securities that comprise the capital structure of the Company using the option-pricing method. The assumptions used to determine the fair value of the Company’s common stock represents management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
Earnings (loss) per share—Basic earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per shares (“diluted EPS”) adjusts basic earnings (loss) per share for the impact of potentially dilutive shares using the treasury stock method. Potentially dilutive shares include outstanding stock options, non-vested RSUs, and purchase rights granted under the ESPP. In periods in which there is a loss, potentially dilutive securities are not included in the calculation of diluted EPS as their impact would be anti-dilutive.
Fair Value of Financial Instruments—The fair value measurement accounting guidance creates a fair value hierarchy to prioritize the inputs used to measure value into three categories. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest category (observable inputs) and Level 3 is the lowest category (unobservable inputs). The three levels are defined as follows:
•Level 1—Quoted prices for identical instruments in active markets.
•Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant value drivers are observable.
•Level 3—Unobservable inputs for the asset or liability. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, including money market securities, accounts receivable and accounts payable approximates fair value. Assets recognized or disclosed at fair value in the accompanying consolidated financial statements on a nonrecurring basis include certain items within property and equipment, net and operating lease assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 4 (Fair Value) for more information.
Contingencies—The Company is subject to various claims, lawsuits, governmental investigations, and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability and recognizes an expense for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimating liabilities and costs associated with these matters require significant judgment based upon the professional knowledge and experience of management and its legal counsel.
Deferred Offering Costs—Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees relating to the Company’s IPO, were capitalized and recorded as a reduction of proceeds upon the consummation of the IPO in June 2023. There were $1.7 million of deferred offering costs included in other current assets on the accompanying consolidated balance sheet as of December 25, 2022.
Recently Adopted Accounting Standards—On December 27, 2021 (the first day of fiscal 2022), the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), along with related clarifications and improvements. ASU 2016-02 requires lessees to recognize a liability for lease obligations and a corresponding right-of-use asset on the balance sheet. The guidance under Accounting Standards Codification (“ASC”) 842 requires expanding disclosures of key information about leasing arrangements which gives financial statement users the ability to assess the amount, timing, and uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore we have not applied the standard to fiscal 2021 presented within this report. Practical expedients in connection with adoption were as follows:
•Practical expedient package—We have not reassessed: whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, and initial direct costs for any expired or existing leases.
•Hindsight—We have elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and assessing impairment of right-of-use assets.
•Short-term leases—As an accounting policy, we have elected not to apply the balance sheet recognition requirements for short-term leases (less than 12 months).
•Combining lease and non-lease components—As an accounting policy election, by class of underlying asset, we have elected to account for lease components and associated nonlease components as a single lease component.
We lease all of our restaurants, our production facility in Maryland, our collaboration center in Washington, D.C., and our support centers in Brooklyn, New York, and Plano, Texas under various non-cancelable lease agreements that expire on various dates through 2039. At inception of a lease, we determine its classification as an operating or financing lease. All of our restaurant leases are classified as operating leases. Restaurants are located on sites leased from third parties. When determining the lease term, the Company includes reasonably certain option periods.
The Company makes judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as well as the amount of straight-line rent expense recognized in a period. Typically, restaurant leases have initial terms of ten years and include five-year renewal options. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement that we will exercise the options. Restaurant leases provide for fixed minimum rent payments and in some cases include contingent rent payments based upon sales in excess of specified breakpoints. When achievement of sales breakpoints is probable, contingent rent is accrued. Fixed minimum rent payments are recognized on a straight-line basis over the lease term starting on the date we take control of the leased space.
Operating lease assets and liabilities are recognized at the lease’s commencement date. We measure the lease liability at lease commencement by discounting the future minimum lease payments. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs, lease incentives, and impairment. As the rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at a lease’s commencement date to determine the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
The adoption of ASC 842 did not have a material impact on our consolidated statement of operations or consolidated statement of cash flows. The adoption of ASC 842 did have a material impact on our consolidated balance sheet resulting in the recognition of operating lease assets and liabilities.

For periods prior to fiscal 2022, leases were accounted for under ASC 840. Under ASC 840, rent expense, including rent free periods if applicable, was recognized on a straight-line basis over the lease term. The difference between the average rental amount charged to expense and the amount payable under the lease was recorded as deferred rent. The lease term was determined at lease inception and included the initial term of the lease plus any renewal periods that were reasonably assured to occur. The lease term began when we had the right to control the use of the property. Tenant improvement allowances were recorded as deferred rent and amortized on a straight-line basis as a reduction to rent expense over the applicable lease terms.
On December 26, 2022 (first day of fiscal 2023), the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses on financial instruments. The amendments in ASU 2016-13 replace the incurred loss model in existing GAAP with a forward-looking expected credit loss model that requires consideration of a broad range of information to estimate credit losses. The adoption of this standard did not have a material impact on our financial position or results from operations.
Recently Issued Accounting Standards— In November 2023, the Financial Accounting Standards Board (“FASB”), issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal year beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied on a prospective basis, however, retrospective application is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.
The Company reviewed all other recently issued accounting standards and determined they were either not applicable or are not expected to have a material impact on our consolidated financial statements.
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
3.    REVENUE
The Company’s revenue was as follows for the fiscal years indicated:

(in thousands)	2023	2022	2021
Restaurant revenue	$720,927	$556,986	$494,035
CPG revenue and other	7,773	7,133	6,037
Revenue	$728,700	$564,119	$500,072
Revenue from the sale of the Company’s gift cards and loyalty program is included in restaurant revenue. Refer to Note 7 (Accrued Expenses and Other) for the Company’s gift card and loyalty liabilities balances. Revenue recognized from the redemption of gift cards, including breakage, that was included in the gift card liability at the beginning of the year was $1.0 million, $0.6 million and $0.7 million during fiscal 2023, 2022, and 2021, respectively. The full amount of the outstanding loyalty liability as of December 31, 2023 is expected to be recognized within one year due to the expiration of loyalty rewards being less than one year.

4.    FAIR VALUE
The following table summarizes certain assets measured at fair value on a non-recurring basis due to impairment charges recorded as described in Note 5 (Property and Equipment, Net). The fair value of these assets was measured using an income approach (discounted cash flow method), which relies on Level 3 inputs including projected restaurant revenues and expenses and the discount rate.

(in thousands)	Level	December 31, 2023	December 25, 2022
Certain operating lease assets	3	$—	$7,518
Certain property and equipment, net	3	668	631
Total		$668	$8,149
5.    PROPERTY AND EQUIPMENT, NET
The following table presents the Company’s property and equipment, net as of the periods indicated:

(in thousands)	December 31, 2023	December 25, 2022
Land	$600	$600
Leasehold improvements	268,245	206,849
Equipment	78,760	58,430
Furniture and fixtures	19,694	18,472
Computer hardware and software	46,437	35,190
Vehicles	508	565
Construction in progress	58,501	36,269
Total property and equipment, gross	472,745	356,375
Less accumulated depreciation	(142,015)	(113,392)
Total property and equipment, net	$330,730	$242,983
Construction in progress relates to CAVA new restaurant openings, construction of the new production facility in Verona, VA, and technology improvements.
The following tables presents impairment charges by reportable segment and asset disposal costs recognized during the fiscal years indicated:

(in thousands)	2023	2022	2021
Impairment charges
CAVA	$547	$1,247	$136
Zoes Kitchen	745	6,053	3,089
Other	—	1,676	—
Total impairment	1,292	8,976	3,225
Total asset disposal costs	3,607	10,777	7,317
Total impairment and asset disposal costs	$4,899	$19,753	$10,542
Impairment charges within the Zoes Kitchen segment were recognized in connection with the Company’s conversion strategy described in Note 1 (Nature of Operations). Impairment charges within Other relate to the relocation of our collaboration center. Asset disposal costs primarily relate to the Zoes Kitchen segment in connection with our conversion strategy as well as normal course replacement of certain assets in our restaurants.
6.    GOODWILL AND INTANGIBLE ASSETS, NET
There have been no changes in the $1.9 million carrying amount of goodwill since the Company’s acquisition of CAVA Foods, LLC. The following tables present the Company’s intangible assets, net as of the periods indicated. As of December 31, 2023 all of our intangible assets subject to amortization were fully amortized.

	December 31, 2023
(in thousands)	Carrying Value	Accumulated Amortization	Net
Trademark	$750	$—	$750
Other	605	—	605
Total intangible assets not subject to amortization	1,355	—	1,355

Intangibles, net	$1,355	$—	$1,355

	December 25, 2022
(in thousands)	Carrying Value	Accumulated Amortization	Net
Total intangible assets subject to amortization, customer relationships	$1,207	$(1,180)	$27

Trademark	750	—	750
Other	605	—	605
Total intangible assets not subject to amortization	1,355	—	1,355

Intangibles, net	$2,562	$(1,180)	$1,382
7.    ACCRUED EXPENSES AND OTHER
The following table presents the Company’s accrued expenses and other as of the periods indicated:

(in thousands)	December 31, 2023	December 25, 2022
Accrued payroll and payroll taxes	$23,370	$13,413
Accrued capital purchases	7,935	7,726
Sales and use tax payable	3,807	2,339
Gift card and loyalty liabilities	4,096	3,271
Other accrued expenses	20,011	13,719
Total accrued expenses and other	$59,219	$40,468
8.    DEBT
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
On May 31, 2023, the Company borrowed $6.0 million under the Delayed Draw Facility, which was repaid on July 6, 2023 (amounts repaid under the Delayed Draw Facility cannot be reborrowed). As of December 31, 2023, available borrowing capacity under the 2022 Credit Facility was $98.3 million, which consisted of a revolving loan commitment in the aggregate amount of $74.3 million, net of $0.7 million of outstanding letters of credit and $24.0 million under the Delayed Draw Facility (after giving effect to the May 31, 2023 borrowing). The 2022 Credit Facility contains lender approved, uncommitted incremental revolving credit capacity of up to an aggregate amount of $25.0 million. The 2022 Credit Facility has a five-year term and matures on March 11, 2027. As of December 31, 2023, the Company had unamortized loan origination fees of $0.9 million related to the 2022 Credit Facility recorded within other long-term assets on the accompanying consolidated balance sheet.
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
Interest on loans under the 2022 Credit Facility are based on the one, three or six months Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility), as applicable, plus an applicable margin of 1.50% to 2.50% based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company also has the ability to draw overnight borrowings for which interest rates are calculated based on the Alternative Base Rate (as defined in the 2022 Credit Facility). The Company had no borrowings under the 2022 Credit Facility as of December 31, 2023 and December 25, 2022.
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
The 2022 Credit Facility includes customary restrictive covenants, including limitations on additional indebtedness, creation of liens, dividend payments, investments and certain transactions with affiliates. The 2022 Credit Facility also includes covenants that require compliance with certain leverage ratios. The availability of certain baskets and the ability to enter into certain transactions may be subject to compliance with such leverage ratios. In addition, the 2022 Credit Facility contains other customary covenants, representations and events of default. As of December 31, 2023, the Company was in compliance with these financial and other covenants.
Previous SunTrust Revolving Line of Credit—On November 21, 2018, the Company entered into a revolving credit agreement with SunTrust Bank (as amended, the “2020 Credit Facility”). The 2020 Credit Facility provided for aggregate borrowings outstanding of up to $38.7 million. On May 5, 2021 the Company paid the $5.0 million current portion of the line of credit outstanding under the 2020 Credit Facility. On May 20, 2021, the Company repaid in full all indebtedness then outstanding under the 2020 Credit Facility of $35.0 million. On March 11, 2022, the Company terminated the 2020 Credit Facility.
Paycheck Protection Program Notes—On April 15, 2020, as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), the Company entered into a note with JP Morgan Chase Bank, N.A. for $10.0 million (the “ZK PPP Loan”) for its Zoes Kitchen business. The ZK PPP Loan had a maturity date of April 15, 2022 and bore interest at a rate of 0.98%. Payments of principal and interest were deferred for the six months beginning on the date the note was executed.
On April 16, 2020, as part of the CARES Act, the Company entered into a note with Truist Bank for $10.0 million (the “CAVA PPP Loan”) for its CAVA business. The CAVA PPP Loan had a maturity date of April 16, 2022 and bore interest at a rate of 1.00%. Payments of principal and interest were deferred for the seven months beginning on the date the note was executed.
Funds from both loans were used for payroll, payroll tax, and benefit payments, which included retaining Team Members. The Company applied for forgiveness which was granted on June 10, 2021 for the ZK PPP Loan and June 14, 2021 for the CAVA PPP Loan. Amounts forgiven resulted in a $20.0 million gain on extinguishment of debt in fiscal 2021 recorded within other income, net in the accompanying consolidated statement of operations.

9.    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
The Company has reserved shares of common stock for issuance as follows as of the periods indicated:

(in thousands)	December 31, 2023	December 25, 2022
Conversion of outstanding shares of preferred stock	—	95,204
Awards outstanding under the 2023 and 2015 Equity Incentive Plans	5,731	3,639
Shares available for future issuance under the 2023 and 2015 Equity Incentive Plans, respectively	7,322	1,673
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	1,725	—
Total reserved shares of common stock	14,778	100,516
On June 20, 2023, we issued 95.2 million shares of common stock, par value $0.0001 per share, of the Company upon conversion on a one-for-one basis of all outstanding shares of its Series A Preferred Stock, par value $0.0001 per share, Series B Preferred Stock, par value $0.0001 per share, Series C Preferred Stock, par value $0.0001 per share, Series D Preferred Stock, par value $0.0001 per share, Series E Preferred Stock, par value $0.0001 per share, and Series F Preferred Stock, par value $0.0001 per share, pursuant to the Company’s Sixth Amended and Restated Certificate of Incorporation, as amended, and in connection with the Company’s IPO. Conversion of the preferred stock into shares of common stock occurred automatically. As of December 31, 2023 there were no outstanding shares of preferred stock. See Note 2 (Basis of Presentation and Significant Account Policies) for more information on the Company’s IPO.
Preferred stock consisted of the following as of December 25, 2022:

(in thousands)	Shares Authorized	Shares Issued & Outstanding	Liquidation Preference	Carrying Value
Series A	16,003	13,304	$38,161	$(12,912)
Series B	7,731	7,714	44,250	44,024
Series C	5,205	5,161	34,950	34,609
Series D	4,463	4,421	33,389	32,999
Series E	61,571	47,703	360,315	359,520
Series F	16,901	16,901	212,000	204,068
Total	111,874	95,204	$723,065	$662,308
Series F Capital Raise—On March 26, 2021, the Company and certain existing significant stockholders and new investors, including T.Rowe and certain of its affiliates (collectively, the “Investors”), entered into the Series F Preferred Stock Purchase Agreement (the “Series F SPA”), pursuant to which the Investors purchased from the Company an aggregate of 16.9 million shares of Series F Preferred Stock at $12.55 per share for an aggregate purchase price of $204.1 million, net of issuance costs of $7.9 million, which has been recorded in the accompanying statement of preferred stock and stockholders’ equity in fiscal 2021.
Concurrently with the closing of the Series F SPA, (i) the Company and certain current Company stockholders entered into Share Repurchase Agreements, pursuant to which the Company purchased from such stockholders an aggregate of 1.8 million shares of preferred stock at $11.61 per share for an aggregate purchase price of $20.7 million, and (ii) the Company, certain selling founders of the Company consisting of its CEO and Chief Concept Officer (collectively, the “Sellers”), and certain of the Investors entered into Share Transfer Agreements, pursuant to which such Investors purchased from such Sellers 0.2 million shares of common stock and 0.5 million shares of preferred stock at $11.61 per share for an aggregate purchase price of $8.0 million. The Company also repurchased from its CEO 0.6 million shares of common stock at $11.61 per share for a net payment of proceeds of $1.0 million to the CEO (after offsetting the payment of the exercise price of $6.4 million pursuant to a promissory note issued in favor of the Company from the aggregate purchase price of $7.4 million). The Company recognized compensation expense on the repurchase of common stock from the CEO and on the sale of common stock by the CEO to such Investors. Refer to Note 14 (Equity-Based Compensation) for more information. Under the Company’s amended and restated certificate of incorporation, any shares of preferred stock that are redeemed or acquired by the Company or any of its subsidiaries are automatically and immediately cancelled and retired, and cannot be reissued, sold, or transferred. Simultaneously in connection with the closing of the Series F SPA, the Company amended its 2015 Equity Incentive Plan (the “2015 Plan”) to increase the authorized shares of common stock thereunder in the amount of 1.9 million, with an aggregate amount of common stock reserved for issuance under the 2015

Plan, as amended, of 8.1 million. In addition, in April 2021, the Company amended its amended and restated certificate of incorporation to increase the number of authorized shares of common stock to 150.0 million.
10.    INCOME TAXES
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets (“DTAs”). A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of this evaluation, as of December 31, 2023 and December 25, 2022, a valuation allowance of $83.7 million and $88.4 million, respectively, has been recorded to recognize only the portion of the DTAs that are more likely than not to be realized. The amount of the DTAs considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
The Company generates all of its income before taxes in the United States. The provision for income taxes consists of the following for the fiscal years indicated:

(in thousands)	2023	2022	2021
Current:
Federal	$—	$—	$—
State	718	88	114
Subtotal current	718	88	114
Deferred:
Federal	20	2	2
State	30	3	1
Subtotal deferred	50	5	3
Provision for income taxes	$768	$93	$117
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income or loss before income taxes for the reasons set forth below for the fiscal years indicated:

(in thousands)	2023	2022	2021
Income tax (benefit) at federal statutory rate	$2,950	$(12,323)	$(7,846)
State income tax (benefit)	996	(1,885)	(3,231)
Increase (decrease) in valuation allowance	(4,699)	13,428	15,795
Deferred taxes	1,032	1,318	572
Equity-based compensation	(556)	(541)	(994)
Nondeductible executive compensation	915	—	—
Forgiveness of Paycheck Protection Program Notes	—	—	(4,200)
Other permanent adjustments	130	96	21
Provision for income taxes	$768	$93	$117

The following table presents the Company’s deferred tax assets and liabilities as of the periods indicated:

(in thousands)	December 31, 2023	December 25, 2022
Deferred tax assets:
Net operating loss	$59,012	$65,423
Operating lease liabilities	89,700	81,204
Property and equipment	4,692	5,230
Interest expense	—	1,602
Equity-based compensation	1,596	2,161
Other	5,732	3,293
Gross deferred tax assets	160,732	158,913
Valuation allowance	(83,662)	(88,361)
Net deferred tax assets	77,070	70,552
Deferred tax liabilities:
Operating lease assets	(77,149)	(70,580)
Net deferred tax liabilities	(77,149)	(70,580)
Total net deferred tax liabilities	$(79)	$(28)
The Company had available as of December 31, 2023, $222.2 million and $224.1 million of unused federal and state net operating loss carryforwards, respectively. As mentioned above, a nearly full valuation allowance has been established for the Company’s DTAs (net of the deferred tax liability associated with the Company’s operating lease assets), including those related to net operating loss carryforwards. Under the Tax Cuts and Jobs Act of 2017, net operating losses may be carried forward indefinitely. However, net operating losses arising in tax years that begin after December 31, 2017, are limited to 80% of the respective future year’s taxable income. In addition, net operating loss carryforwards may be limited in situations where there is a change in the Company’s ownership. The Company’s federal net operating losses generated before December 31, 2017, and outstanding as of December 31, 2023, of $7.7 million will start to expire if not utilized, beginning in 2037, and state net operating losses expire over varying intervals in the future.
11.    LEASES
The weighted average remaining lease term and discount rate were as follows as of the period indicated:

	December 31, 2023	December 25, 2022
Weighted average remaining lease term (years)	8.2	8.4
Weighted average discount rate	6.01%	5.51%
The components of lease cost were as follows for the fiscal years indicated:

(in thousands)	Classification	2023	2022
Operating lease cost	Occupancy, General and administrative expenses	$44,201	$42,551
Pre-opening lease cost	Pre-opening costs	4,296	3,823
Closed store lease cost	Restructuring and other costs	558	840
Short-term lease costs	General and administrative expenses	364	460
Variable lease cost	Occupancy	1,421	327
Sublease income	Other income	(479)	(659)
Total lease cost		$50,361	$47,342

Supplemental disclosures of cash flow information related to leases were as follows for the fiscal years indicated:

(in thousands)	2023	2022
Cash paid for operating lease liabilities	$48,739	$49,984
Operating lease assets obtained in exchange for operating lease liabilities[1]	43,985	322,015
Derecognition of operating lease assets due to termination or impairment	4,946	17,041
__________________
1    Amount presented for fiscal 2022 includes a $256.9 million transition adjustment for the adoption of ASC 842.
Refer to Note 5 (Property and Equipment, Net) for a description of impairment charges that resulted in a reduction to operating lease assets.
Future minimum lease payments by fiscal year for operating leases consist of the following as of December 31, 2023:

(in thousands)	Operating Leases
2024	$51,572
2025	56,121
2026	55,186
2027	52,959
2028	47,980
Thereafter	171,699
Total	435,517
Less: imputed interest	99,319
Operating lease liabilities (current and non-current)	$336,198
As of December 31, 2023, future minimum lease payments excluded $97.6 million relating to legally binding leases executed but not yet commenced.
12.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of December 31, 2023 and December 25, 2022, the Company had four and eight irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.7 million and $1.3 million, respectively. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
Litigation—The Company is currently involved in various claims and legal actions that arise in the ordinary course of its business, including claims resulting from employment related matters. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, as of the date hereof, the Company does not believe that any of its pending legal proceedings will have a material effect on its business, financial condition, results of operations, or cash flows. However, a significant increase in the number of these claims or an increase in uninsured amounts owed under successful claims could materially and adversely affect our business, financial condition, results of operations, or cash flows.
In April 2022, the Company was named as a defendant in a purported class action complaint relating to organic fluorine and per- and polyfluoroalkyl substances (“PFAS”) in the packaging of its grain and salad bowls. Hamman et al. v. Cava Group, Inc. was filed on April 27, 2022 in the U.S. District Court for the Southern District of California. An amended complaint was subsequently filed on August 18, 2022. After an initial round of motion to dismiss briefing, the court granted in part and denied in part our motion to dismiss on February 8, 2023. Thereafter, plaintiffs filed a second amended complaint on March 1, 2023 seeking, among other relief, compensatory damages in an unspecified amount and medical monitoring. The complaint alleges that certain of our products are unfit for human consumption due to the packaging containing allegedly heightened levels of organic fluorine and unsafe PFAS, and that consumers were misled by certain marketing claims asserted by us regarding the health and sustainability of our products. The complaint further alleges that our products may have caused bodily injuries to the putative class members who consumed our products. After a further round of motion to dismiss briefing, in December 2023, the court denied the Company’s latest motion to dismiss parts of the case. We answered the suit in January 2024.
In April 2023, the Company was served with a demand letter alleging that we use unhealthy and unsustainable PFAS in our packaging, that our products contain synthetic biocides, and that our “healthy” and “sustainable” marketing claims constitute false and deceptive advertising. The letter demanded that the Company take certain actions, including refraining from using or sourcing packaging containing PFAS and adding certain product warnings. The letter further threatened to file an action styled as GMO Free USA v. Cava Group, Inc. in the Superior Court of the District of Columbia Civil Division. The suit was filed on or about October 12, 2023, expounding the demand letter’s allegations and seeking declaratory and injunctive relief, as well as payment of the plaintiffs’ attorney’s fees, in connection with alleged violations of D.C. consumer law. As of the date hereof, the Company’s motion to dismiss the suit is pending.
In connection with Hamman et al. v. Cava Group, Inc., on September 21, 2022, Travelers Property Casualty Company of America sought a declaratory judgment that it is not liable for insurance coverage in relation to the allegations asserted in the Hamman complaint related to PFAS, and it sought recoupment of the Company’s legal costs in the Hamman action. Travelers Property Casualty Company of America et al v. Cava Group, Inc. was filed September 21, 2022 in the Superior Court of the State of California, County of Orange. On November 9, 2022, we removed the action to the U.S. District Court for the Central District of California. On December 16, 2022, we filed a motion to dismiss and a motion to transfer the case to the U.S. District Court for the District of Columbia. On February 13, 2024, the motion to transfer was granted, which has resulted in the case being transferred to the U.S. District Court for the District of Columbia. Depending on the outcome of the Travelers’ action as a whole, we may not be able to recover from our insurance the full amount of any damages we might incur in matters related to PFAS, including both the Hamman action and GMO Free USA action.
We are vigorously defending ourselves in these matters. We have recently engaged in settlement discussions and recorded an immaterial accrual in the accompanying consolidated financial statements in connection with these matters.
13.    RELATED PARTY TRANSACTIONS
In March 2021, CAVA Group, Inc. entered into a promissory note for $6.4 million with the Company’s CEO, Brett Schulman. The purpose of this note was to facilitate the exercise and repurchase of stock options in connection with the Series F capital raise. The full amount of the note was repaid on March 26, 2021, and as a result, Mr Schulman has no outstanding indebtedness related to the primary note. See Note 9 (Redeemable Preferred Stock and Stockholders’ Equity) and Note 14 (Equity-Based Compensation) for additional information.
We were party to a consulting agreement (the “Consulting Agreement”) with CMRG Inc. (“CMRG”), which is primarily owned by certain of the founders of the Company including Theodoros Xenohristos who serves on our Board of Directors. Under the terms of the Consulting Agreement, the founders provided culinary, branding, food products, and restaurant operation services to one of our subsidiaries, CAVA Mezze Grill, in exchange for an annual consulting fee. During each of fiscal 2022 and fiscal 2021, $0.2 million was paid to CMRG for consulting services under the Consulting Agreement. The Consulting Agreement was effectively terminated in December 2022.
We were party to a management services agreement (“MSA”) with Act III Management, LLC (“Act III Management”), which is one of our stockholders and is controlled by Ronald Shaich, who is Chair of our Board of Directors. Act III Management provided consulting in the areas of information technology, strategy, finance, off-premises sales, and restaurant operations. During fiscal 2022 and fiscal 2021, $0.8 million and $1.0 million, respectively, was paid to Act III Management under the MSA. The MSA was terminated in accordance with its terms in December 2022.
14.    EQUITY-BASED COMPENSATION
2023 Equity Incentive Plan—In connection with the Company’s IPO, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan includes 9.4 million authorized shares of the Company’s common stock for issuance to employees, directors, and consultants through non-qualified stock options and incentive stock options, restricted shares of our common stock, RSUs, performance stock units and other equity-based awards tied to the value of our shares. The number of shares reserved for issuance under the 2023 Plan will automatically increase on the first day of each fiscal year beginning with fiscal 2024 by a number of shares equal to the lesser of (i) the positive difference between 1% of the then-outstanding shares of our common stock on the last day of the preceding fiscal year minus the plan reserve of the last day of the immediately preceding fiscal year and (ii) a lesser number of shares determined by our Board of Directors.
2015 Equity Incentive Plan—Prior to the Company’s IPO, the Company granted incentive stock options, non-statutory stock options, and restricted stock unit awards to employees, directors, and consultants under the 2015 Plan.

Following effectiveness of the 2023 Plan in connection with our IPO, no further awards will be granted under the 2015 Plan; however, awards outstanding under the 2015 Plan will continue to be governed by their existing terms.
During fiscal 2023, 2022, and 2021 the Company recognized compensation expense (including applicable payroll taxes) related to awards under the 2015 Plan and 2023 Plan of $9.2 million, $4.0 million, and $5.5 million, respectively. Fiscal 2021 includes $2.8 million of compensation expense which represents the excess of the purchase price over fair value on the CEO’s sales of common stock to the Company and a third party. Refer to Note 9 (Redeemable Preferred Stock and Stockholders’ Equity) for more information on this transaction.
Stock Options—Prior to the IPO, under the 2015 Plan, our Board of Directors determined the option exercise price and granted all stock options at exercise prices that were equal or exceed the fair value of the common stock on the date of grant. Under the 2023 Plan, the terms of all stock options may not exceed 10 years. Vesting terms are determined by our Board of Directors and generally vest annually in equal installments over four years of continuous service, except for 0.6 million options that were granted to our CEO in connection with the IPO that will vest over five years of continuous service.
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 26, 2021	1,432	$4.45	5.8	$3,828
Granted	459	6.75
Exercised	(15)	2.42
Forfeited or expired	(13)	2.73
Outstanding - December 25, 2022	1,863	$5.04	5.9	$8,444
Granted	1,373	19.61
Exercised	(79)	4.34
Forfeited or expired	(79)	9.47
Outstanding - December 31, 2023	3,078	$11.45	6.8	$97,054

Exercisable - December 31, 2023	1,441	$4.71	4.0
Vested and expected to vest - December 31, 2023	3,078	$11.45	6.8	$97,054
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option pricing model during the fiscal years indicated:

	2023	2022
Expected term (in years)[1]	6.4	6.2
Volatility[2]	46.0%	45.0%
Risk-free interest rate	3.8%	1.7%
Dividend rate	—%	—%
Weighted-average grant date fair value per share	$9.98	$2.97
__________________
1    Expected term was calculated using the simplified method, which is an average of the contractual term and vesting period of the option, as we do not have sufficient historical data for determining the expected term of our stock option awards.
2    Volatility was based on a group of industry peers with sufficient history.
As of December 31, 2023, there was $12.3 million of unrecognized compensation costs related to option awards. This cost is expected to be recognized over a period of 3.9 years.
Restricted Stock Units—Vesting terms of RSUs are determined by our Board of Directors and generally vest annually in equal installments over four years of continuous service, except for 0.3 million RSUs that were granted to our CEO in connection with the IPO that will vest over five years of continuous service.

A summary of the Company’s restricted stock unit activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 26, 2021	1,487	$3.08	$10,032
Granted	881	6.74
Vested	(409)	2.76
Forfeited	(183)	3.55
Non-vested - December 25, 2022	1,776	$4.76	$16,996
Granted	1,699	17.52
Vested	(568)	4.45
Forfeited	(254)	8.12
Non-vested - December 31, 2023	2,653	$12.69	$113,985
As of December 31, 2023, there was $27.4 million of unrecognized compensation expense related to RSU awards. This cost is expected to be recognized over a period of 3.4 years.
2023 Employee Stock Purchase Plan—In connection with the IPO, the Company’s Board of Directors adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The 2023 ESPP authorizes issuance of 1.7 million shares of common stock to the Company’s employees. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year ending on December 29, 2032 by the lesser of (i) 1% of the outstanding common stock of the Company on the last day of the immediately preceding fiscal year and (ii) a lower number of shares of our common stock as determined by the Board of Directors.
The 2023 ESPP allows eligible employees to acquire shares of the Company’s common stock through payroll deduction over offering periods that are approximately six months. The per share purchase price is equal to 85% of the lesser of the fair market value of a share of the Company’s common stock on (i) the first day of the offering period or (ii) the last day of the offering period. During fiscal 2023, the Company issued less than 0.1 million shares under the 2023 ESPP and recognized $0.4 million of compensation expense.
15.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of earnings (loss) per common share for the fiscal years indicated:

(in thousands, except per share amounts)	2023	2022	2021
Net income (loss)	$13,280	$(58,987)	$(37,391)
Weighted-average shares outstanding:
Basic	60,512	1,328	732
Dilutive awards	2,936	—	—
Diluted	63,448	1,328	732
Earnings (loss) per common share:
Basic	$0.22	$(44.41)	$(51.06)
Diluted	$0.21	$(44.41)	$(51.06)
The Company excluded the following potential common shares, presented based on amounts outstanding at the end of each period, from the computation of diluted earnings (loss) per share as the impact would have been anti-dilutive for the fiscal years indicated:

(in thousands)	2023	2022	2021
Stock options	—	1,201	770
Restricted stock units	—	1,776	1,487
Preferred stock (as converted to common shares)	—	95,204	95,204
Total common stock equivalents	—	98,181	97,461
    During fiscal 2022 and 2021, the Company’s potentially dilutive securities have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position.
16.    SEGMENT REPORTING
The CODM reviews segment performance and allocates resources based upon restaurant-level profit, which is defined as segment revenues less food, beverage, and packaging expenses, labor, occupancy, and other operating expenses. All segment revenue is earned in the United States, and all intersegment revenues have been eliminated. Sales from external customers are derived principally from sales of food, beverage, and CPG. The Company does not rely on any major customers as sources of sales. As the CODM is not provided with asset information by segment, assets are reported only on a consolidated basis. As described in Note 1 (Nature of Operations), the Company no longer operates any Zoes Kitchen locations as of March 2, 2023. Other includes the Company’s CPG sales from CAVA Foods.
Financial information for the Company’s reportable segments was as follows for the fiscal years indicated:

(in thousands)	2023	2022	2021
Revenue
CAVA	$717,060	$448,594	$278,219
Zoes Kitchen	3,867	108,392	215,816
Other	7,773	7,133	6,037
Total revenue	728,700	564,119	500,072
Restaurant-level operating expenses[1]
CAVA	539,572	357,501	227,335
Zoes Kitchen	4,044	102,292	186,237
Other	4,738	6,342	4,347
Total restaurant-level operating expenses	548,354	466,135	417,919
Restaurant-level profit (loss)
CAVA	177,488	91,093	50,884
Zoes Kitchen	(177)	6,100	29,579
Other	3,035	791	1,690
Total restaurant-level profit	180,346	97,984	82,153
Reconciliation of restaurant-level profit to income (loss) before income taxes:
General and administrative expenses	101,491	70,037	64,792
Depreciation and amortization	47,433	42,724	44,538
Restructuring and other costs	6,080	5,923	6,839
Pre-opening costs	15,718	19,313	8,194
Impairment and asset disposal costs	4,899	19,753	10,542
Interest (income) expense, net	(8,852)	47	4,810
Other income, net	(471)	(919)	(20,288)
Income (loss) before income taxes	$14,048	$(58,894)	$(37,274)
__________________
1    Restaurant-level operating expenses consist of food, beverage, and packaging (excluding depreciation and amortization), labor, occupancy, and other operating expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
During the thirteen weeks ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended.)
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the definitive proxy statement for our 2024 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2023.
Part IV
Item 15. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of CAVA Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
3.2	Amended and Restated Bylaws of CAVA Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
4.1	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	X
10.1†	CAVA Group, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 15, 2023).
10.2†
CAVA Group, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.10 filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on June 15, 2023).

10.3†	CAVA Group, Inc. 2023 Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
10.4†
Employment Agreement between CAVA Group, Inc. and Brett Schulman, effective as of June 20, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 20, 2023).

10.5†
Employment Agreement between CAVA Group, Inc. and Ted Xenohristos, effective as of May 22, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2023).

10.6
Credit Agreement, dated as of March 11, 2022, by and among CAVA Group, Inc., as the borrower, JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.7
Amendment No. 1 to the Credit Agreement, dated as of April 22, 2022, among CAVA Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.8
Amendment No. 2 to the Credit Agreement, dated as of February 15, 2023, among CAVA Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.9
Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 26, 2021, by and among CAVA Group, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.10†	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).
10.11†
Employment Agreement between CAVA Group, Inc. and Tricia Tolivar, effective as of October 27, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.12†
Employment Agreement between CAVA Group, Inc. and Jennifer Somers, effective as of October 11, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.13†
Form of Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).

10.14†	Form of Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).
10.15†
Form of Standard Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).

10.16†
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).

10.17†
Form of Option Award Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).

21.1	Subsidiaries of the Company	X
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	CAVA Group, Inc. Incentive Compensation Clawback Policy	X
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

† Management contract of compensatory plan or arrangement.
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
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)
Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934 the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2024.

Signatures	Title

/s/ Brett Schulman	Chief Executive Officer (principal executive officer)
Brett Schulman

/s/ Tricia Tolivar	Chief Financial Officer (principal financial officer)
Tricia Tolivar

/s/ Adam Phillips	Chief Accounting Officer (principal accounting officer)
Adam Phillips

/s/ Ronald Shaich	Chair of the Board of Directors
Ronald Shaich

/s/ Philippe Amouyal	Director
Philippe Amouyal

/s/ David Bosserman	Director
David Bosserman

/s/ Benjamin Felt	Director
Benjamin Felt

/s/ Todd Klein	Director
Todd Klein

/s/ Karen Kochevar	Director
Karen Kochevar

/s/ Lauri Shanahan	Director
Lauri Shanahan

/s/ James White	Director
James White

/s/ Theodoros Xenohristos	Director
Theodoros Xenohristos