Form 10-Q
period 2024-04-21
CAVA GROUP, INC.
filed 2024-05-29
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 21, 2024
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

The registrant had outstanding 114,028,233 shares of common stock as of May 22, 2024.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude interest (income) expense, net, provision for income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, restructuring and other costs, and certain non-recurring public company costs, in each case, to the extent applicable in a given fiscal period;
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
“CAVA Restaurant-Level Profit,” a segment measure of profit and loss, represents CAVA Revenue less food, beverage, and packaging, labor, occupancy, and other operating expenses, excluding depreciation and amortization. CAVA Restaurant-Level Profit excludes pre-opening costs;
“CAVA Restaurant-Level Profit Margin” represents CAVA Restaurant-Level Profit as a percentage of CAVA Revenue;
“CAVA Restaurants” is defined to include all CAVA restaurants, including converted Zoes Kitchen locations and CAVA hybrid kitchens, that are open as of the end of the specific period. CAVA Restaurants exclude restaurants operating under license agreements and CAVA digital kitchens;
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
“CPG” refers to consumer packaged goods;
“digital orders” means orders made through catering and digital channels, such as the CAVA app and the CAVA website. Digital orders include orders fulfilled through third-party marketplace and native delivery and digital order pick-up;
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

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. These statements may include words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” “outlook,” the negative version of these words, or similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following: our operation in a highly competitive industry; our ability to open new restaurants while managing our growth effectively and maintaining our culture; our ability to successfully identify appropriate locations and develop and expand our operations in existing and new markets; the profitability of new restaurants, and any impact to sales at our existing locations; the impact of changes in guest perception of our brand; our ability to successfully market our restaurants and brand; the impact of food safety, health department regulations, and food-borne illness concerns together with our ability to adequately address such concerns and meet regulatory obligations, including at our manufacturing facilities; our ability to maintain or increase prices; our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings; the risks associated with leasing property; our ability to successfully expand our digital and delivery business; our ability to utilize, recognize, respond to, and effectively manage the immediacy of social media; our ability to achieve or maintain profitability in the future, especially if we continue to grow at an accelerated rate; our ability to realize the anticipated benefits from past and potential future acquisitions, investments or other strategic initiatives; our ability to manage our manufacturing and supply chain effectively; the impact of shortages, delays, or interruptions in the delivery of food items and other products; our ability to successfully optimize, operate, and manage our production facilities; the risks associated with our reliance on third parties; the impact of increases in food, commodity, energy, and other costs; the impact of increases in labor costs, labor shortages, and our ability to identify, hire, train, motivate and retain the right team members; our ability to attract, develop, and retain our management team and key team members; the impact of any cybersecurity breaches and our ability to respond effectively to technology threats or events; the impact of failures, or interruptions in, or our inability to effectively scale and adapt, our information technology systems; our ability to comply with, or changes in, the extensive laws or regulations requirements to which we are subject, including those related to privacy; the impact of economic factors and guest behavior trends; the impact of evolving rules and regulations with respect to environmental, social and governance matters; risks associated with our ability to secure, and protect our intellectual property; risks associated with civil unrest, acts of terrorism, threats to national security, the conflicts in Eastern Europe and the Middle East and other geopolitical events, including potential discriminatory perspectives towards certain cuisines; the impact of climate change and volatile adverse weather conditions; and each of the other factors set forth in "Part I—Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in other reports filed with the United States Securities and Exchange Commission, all of which are available on the investor relations page of our website at investor.cava.com
You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events or otherwise.

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	April 21, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$329,117	$332,428
Trade accounts receivable, net	5,511	3,662
Other accounts receivable	6,221	8,223
Inventories	6,304	5,637
Prepaid expenses and other	4,861	4,962
Total current assets	352,014	354,912
Property and equipment, net	345,695	330,730
Operating lease assets	298,798	289,451
Goodwill	1,944	1,944
Intangible assets, net	1,355	1,355
Other long-term assets	5,284	5,365
Total assets	$1,005,090	$983,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,353	$17,234
Accrued expenses and other	53,960	59,219
Operating lease liabilities - current	37,995	32,583
Total current liabilities	111,308	109,036
Deferred income taxes	79	79
Operating lease liabilities	312,771	303,615
Other long-term liabilities	122	225
Total liabilities	424,280	412,955
Commitments and Contingencies (Note 9)
Stockholders' equity:
Common stock, par value $0.0001 per share; 2,500,000 shares authorized; 114,009 and 113,708 issued and outstanding, respectively	11	11
Treasury stock, at cost; 1,271 shares and 1,086 shares, respectively	(17,766)	(9,727)
Additional paid-in capital	1,032,235	1,028,181
Accumulated deficit	(433,670)	(447,663)
Total stockholders’ equity	580,810	570,802
Total liabilities and stockholders' equity	$1,005,090	$983,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Sixteen Weeks Ended
(in thousands, except per share amounts)	April 21, 2024	April 16, 2023
Revenue	$259,006	$203,083
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	73,947	59,118
Labor	66,513	52,154
Occupancy	20,422	16,599
Other operating expenses	32,758	24,648
Total restaurant operating expenses	193,640	152,519
General and administrative expenses	33,840	29,024
Depreciation and amortization	17,322	12,859
Restructuring and other costs	282	2,215
Pre-opening costs	3,379	5,999
Impairment and asset disposal costs	1,290	2,719
Total operating expenses	249,753	205,335
Income (loss) from operations	9,253	(2,252)
Interest (income) expense, net	(4,914)	25
Other income, net	(78)	(174)
Income (loss) before income taxes	14,245	(2,103)
Provision for income taxes	252	38
Net income (loss)	$13,993	$(2,141)

Earnings (loss) per share:
Basic	$0.12	$(1.30)
Diluted	$0.12	$(1.30)
Weighted-average common shares outstanding:
Basic	113,972	1,647
Diluted	117,936	1,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 25, 2022	95,204	$662,308	1,409	$—	886	$(6,619)	$19,059	$(460,943)	$(448,503)
Equity-based compensation	—	—	—	—	—	—	928	—	928
Stock options exercised	—	—	18	—	—	—	43	—	43
RSU vesting	—	—	420	—	—	—	—	—	—
Tax withholding on stock-based compensation awards	—	—	(144)	—	144	(1,368)	—	—	(1,368)
Net loss	—	—	—	—	—	—	—	(2,141)	(2,141)
Balance—April 16, 2023	95,204	$662,308	1,703	$—	1,030	$(7,987)	$20,030	$(463,084)	$(451,041)

Balance—December 31, 2023	—	$—	113,708	$11	1,086	$(9,727)	$1,028,181	$(447,663)	$570,802
Equity-based compensation	—	—	—	—	—	—	3,995	—	3,995
Stock options exercised	—	—	11	—	—	—	59	—	59
RSU vesting	—	—	475	—	—	—	—	—	—
Tax withholding on stock-based compensation awards	—	—	(185)	—	185	(8,039)	—	—	(8,039)
Net income	—	—	—	—	—	—	—	13,993	13,993
Balance—April 21, 2024	—	$—	114,009	$11	1,271	$(17,766)	$1,032,235	$(433,670)	$580,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sixteen Weeks Ended
(in thousands)	April 21, 2024	April 16, 2023
Cash flows from operating activities:
Net income (loss)	$13,993	$(2,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,322	12,832
Amortization of intangible assets	—	27
Equity-based compensation	3,995	928
Impairment and asset disposal costs	1,290	2,719
Changes in operating assets and liabilities:
Trade accounts receivable	(1,849)	(1,815)
Other accounts receivable	2,002	(1,965)
Inventories	(667)	799
Prepaid expenses and other	182	1,020
Operating lease assets	(9,446)	(5,036)
Accounts payable	2,199	2,234
Accrued expenses and other	(5,086)	10,058
Operating lease liabilities	14,451	6,019
Net cash provided by operating activities	38,386	25,679
Cash flows from investing activities:
Purchases of property and equipment	(33,687)	(39,097)
Net cash used in investing activities	(33,687)	(39,097)
Cash flows from financing activities:
Tax withholding on stock-based compensation awards	(8,039)	(1,368)
Stock options exercised	59	43
Offering costs paid	—	(1,411)
Payment of loan acquisition fees	—	(226)
Payments on finance lease obligations	(30)	(29)
Net cash used in financing activities	(8,010)	(2,991)
Net change in cash and cash equivalents	(3,311)	(16,409)
Cash and cash equivalents - beginning of year	332,428	39,125
Cash and cash equivalents - end of period	$329,117	$22,716

Supplemental Disclosure of Cash Flow Information:
Offering costs not yet paid	$—	$1,432
Cash paid for income taxes	814	42
Change in accrued purchases of property and equipment	(327)	4,729

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company”, “CAVA”, “we”, “us”, and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington D.C. and, as of April 21, 2024, the Company operated 323 fast-casual CAVA restaurants in 24 states and Washington D.C. The number of CAVA restaurants excludes two locations operating under a licensing arrangement and digital kitchens. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in our restaurants and to be sold in grocery stores.
The Company’s operations are conducted as two reportable segments: CAVA and Zoes Kitchen. These segments were determined on the same basis that the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations.
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
Interim Financial Statements—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2023. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal year beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on our disclosures.
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
2.    REVENUE
The Company’s revenue was as follows:

	Sixteen Weeks Ended
(in thousands)	April 21, 2024	April 16, 2023
Restaurant revenue	$256,290	$200,628
CPG revenue and other	2,716	2,455
Revenue	$259,006	$203,083
Revenue from the sale of the Company’s gift cards and loyalty program is included in restaurant revenue. Refer to Note 5 (Accrued Expenses and Other) for the Company’s gift card liability balances. Revenue recognized from the redemption of gift cards, that was included in the gift card liability at the beginning of the year was $0.9 million and $0.4 million during the sixteen weeks ended April 21, 2024 and April 16, 2023, respectively. The full amount of the outstanding loyalty liability as of April 21, 2024 is expected to be recognized within one year due to the expiration of loyalty rewards being less than one year.
3.    FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The carrying amounts of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis—Assets recognized or disclosed at fair value in the accompanying unaudited condensed consolidated financial statements on a nonrecurring basis may include items such as property and equipment, net, operating lease assets, goodwill, and intangible assets, net. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Certain operating lease assets were measured at fair value, on a non-recurring basis, as of April 16, 2023, in connection with an impairment charge of $0.7 million, which is included within impairment and asset disposal costs in the accompanying unaudited condensed consolidated statements of operations for the sixteen weeks ended April 16, 2023. The fair value of these assets was concluded to be $0.4 million using an income approach (discounted cash flow method), which was measured using Level 3 inputs (unobservable inputs), including the discount rate and projected restaurant revenues and expenses.
4.    PROPERTY AND EQUIPMENT, NET
The following table presents the Company’s property and equipment, net:

($ in thousands)	April 21, 2024	December 31, 2023
Land	$600	$600
Building	24,149	—
Leasehold improvements	282,620	268,245
Equipment	95,214	78,760
Furniture and fixtures	19,979	19,694
Computer hardware and software	48,989	46,437
Vehicles	508	508
Construction in progress	30,863	58,501
Total property and equipment, gross	502,922	472,745
Less accumulated depreciation	(157,227)	(142,015)
Total property and equipment, net	$345,695	$330,730

Construction in progress includes CAVA new restaurant openings and technology improvements as of both periods presented above. Building as of April 21, 2024 and construction in progress as of December 31, 2023, include the new production facility in Verona, Virginia, which commenced operations in the sixteen weeks ended April 21, 2024.
5.    ACCRUED EXPENSES AND OTHER
The following table presents the Company’s accrued expenses and other:

($ in thousands)	April 21, 2024	December 31, 2023
Accrued payroll and payroll taxes	$19,612	$23,370
Accrued capital purchases	7,689	7,935
Sales and use tax payable	3,548	3,807
Gift card and loyalty liabilities	3,750	4,096
Other accrued expenses	19,361	20,011
Total accrued expenses and other	$53,960	$59,219
6.    DEBT
As of April 21, 2024, we had a revolving loan commitment with available borrowing capacity of $74.3 million, net of $0.7 million of outstanding letters of credit (the “2022 Credit Facility”) with JP Morgan Chase Bank, N.A. as administrative agent. The 2022 Credit Facility has a five-year term and matures on March 11, 2027. The 2022 Credit Facility includes a delayed draw term loan facility (“DDTL”) of $24.0 million, which facility commitment terminates on August 15, 2024. Interest on loans under the 2022 Credit Facility are based on the one, three or six months Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility), as applicable, plus an applicable margin of 1.50% to 2.50% based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company is also required to pay a commitment fee for unused amounts under the 2022 Credit Facility (and a similar ticking fee with respect to undrawn loans under the DDTL), which ranges from 0.20% to 0.35% based on the Total Rent Adjusted Net Leverage Ratio. The 2022 Credit Facility is unconditionally guaranteed by certain of our domestic restricted subsidiaries and is secured, subject to permitted liens and other exceptions, by a first-priority security interest in and pledge of certain assets of the borrower and the guarantors. The 2022 Credit Facility includes customary restrictive covenants and covenants that require compliance with certain leverage ratios. As of April 21, 2024, the Company was in compliance with these financial and other covenants, and the Company had no borrowings under the 2022 Credit Facility.
7.    INCOME TAXES
The Company’s full pretax income (loss) for the sixteen weeks ended April 21, 2024 and April 16, 2023 was from U.S. domestic operations. Our effective tax rate was 1.8% and (1.8)% for the sixteen weeks ended April 21, 2024 and April 16, 2023, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against deferred tax assets.
8.    LEASES
We lease all of our CAVA Restaurants, our digital kitchens, our production facility in Laurel, Maryland, our collaboration center in Washington D.C., and our support centers in Brooklyn, New York, and Plano, Texas. We determine if a contract contains a lease at inception, and determine classification of a lease, if necessary. Typically, restaurant leases have initial terms of 10 years and include five-year renewal options.
Supplemental disclosures of cash flow information related to leases were as follows:

	Sixteen Weeks Ended
($ in thousands)	April 21, 2024	April 16, 2023
Cash paid for operating lease liabilities	$14,276	$11,464
Operating lease assets obtained in exchange for operating lease liabilities	19,531	13,833
Derecognition of operating lease assets due to termination or impairment	109	2,786

9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of April 21, 2024 and December 31, 2023, the Company had four irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.7 million. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
Litigation—The Company is currently involved in various claims and legal actions that arise in the ordinary course of its business, including claims resulting from employment related matters. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, as of the date hereof, the Company does not believe that any of its pending legal proceedings, most of which are covered by insurance, will have a material effect on the Company’s business, financial condition, results of operations, or cash flows. However, a significant increase in the number of these claims or an increase in uninsured amounts owed under successful claims could materially and adversely affect our business, financial condition, results of operations, or cash flows.
On April 27, 2022, the Company was named as a defendant in Hamman et al. v. Cava Group, Inc. in the U.S. District Court for the Southern District of California, which alleged that certain of our products were unfit for human consumption due to the packaging containing allegedly heightened levels of organic fluorine and unsafe per- and polyfluoroalkyl substances (“PFAS”), and that consumers were misled by certain marketing claims asserted by us regarding the health and sustainability of our products. Plaintiffs sought, among other relief, compensatory damages in an unspecified amount and medical monitoring. The Company settled the matter and the action was dismissed with prejudice on April 15, 2024.
On October 12, 2023, the Company was named as a defendant in GMO Free USA d/b/a Toxin Free USA v. Cava Group, Inc. in the Superior Court of the District of Columbia Civil Division, which alleged that we used unhealthy and unsustainable PFAS in our packaging, that our products contained synthetic biocides, and that our “healthy” and “sustainable” marketing claims constituted false and deceptive advertising. Plaintiffs sought declaratory and injunctive relief with respect to refraining from using or sourcing packaging containing PFAS and adding certain product warnings, as well as payment of the plaintiffs’ attorney’s fees. The Company settled the matter and the action was dismissed with prejudice on April 16, 2024.
In connection to the aforementioned Hamman matter, Travelers Property Casualty Company of America et al v. Cava Group, Inc. was filed on September 21, 2022 in the Superior Court of the State of California, County of Orange and subsequently transferred to the U.S. District Court for the District of Columbia on February 13, 2024. Plaintiff sought a declaratory judgment that it was not liable for insurance coverage in relation to the allegations asserted in the Hamman complaint related to PFAS, as well as recoupment of the Company’s legal costs in the Hamman action. The Company settled the matter and the action was dismissed with prejudice on April 17, 2024.
The accompanying unaudited condensed consolidated financial statements include an immaterial accrual for the matters above.
10.    EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense of $5.2 million and $1.2 million (including applicable payroll taxes) during the sixteen weeks ended April 21, 2024 and April 16, 2023, respectively, related to its equity incentive plans and employee stock purchase plan, recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	3,078	$11.45	6.8	$97,054
Granted	7	47.84
Exercised	(11)	5.34
Forfeited or expired	(15)	12.36
Outstanding - April 21, 2024	3,059	$11.55	6.5	$147,192

Exercisable - April 21, 2024	1,586	$5.02	4.2
Vested and expected to vest - April 21, 2024	3,059	$11.55	6.5	$147,192
As of April 21, 2024, unrecognized compensation expense related to option awards was $11.4 million, which is expected to be recognized over a weighted-average period of 3.6 years.
A summary of the Company’s restricted stock unit activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 31, 2023	2,653	$12.69	$113,985
Granted	18	48.02
Vested	(475)	5.88
Forfeited	(67)	14.05
Non-vested - April 21, 2024	2,129	$14.47	$127,025
As of April 21, 2024, unrecognized compensation expense related to RSU awards was $24.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.
11.    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings (loss) per common share:

	Sixteen Weeks Ended
(in thousands, except per share amounts)	April 21, 2024	April 16, 2023
Net income (loss)	$13,993	$(2,141)
Weighted-average shares outstanding:
Basic	113,972	1,647
Dilutive awards	3,964	—
Diluted	117,936	1,647
Earnings (loss) per common share:
Basic	$0.12	$(1.30)
Diluted	$0.12	$(1.30)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted earnings (loss) per share as their impact would have been anti-dilutive:

	Sixteen Weeks Ended
(in thousands)	April 21, 2024	April 16, 2023
Options to purchase common stock	4	2,067

Time-based vesting restricted stock units	1	1,776
Preferred stock (as converted to common shares)	—	95,204
Total common stock equivalents	5	99,047
During the sixteen weeks ended April 16, 2023, the Company’s potentially dilutive securities have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position.
12.    SEGMENT REPORTING
The CODM reviews segment performance and allocates resources based upon restaurant level profit, which is defined as segment revenues less food, beverage, and packaging, labor, occupancy, and other operating expenses. All segment revenue is earned in the United States, and all intersegment revenues have been eliminated. Sales from external customers are derived principally from sales of food, beverage, and CPG. The Company does not rely on any major customers as sources of sales. As the CODM is not provided with asset information by segment, assets are reported only on a consolidated basis. As described in Note 1 (Nature of Operations and Basis of Presentation), the Company no longer operates any Zoes Kitchen locations as of March 2, 2023. Other includes the Company’s CPG sales from CAVA Foods.
Financial information for the Company’s reportable segments was as follows:

	Sixteen Weeks Ended
($ in thousands)	April 21, 2024	April 16, 2023
Revenue
CAVA	$256,290	$196,761
Zoes Kitchen	—	3,867
Other	2,716	2,455
Total revenue	259,006	203,083
Restaurant operating expenses (1)
CAVA	191,674	146,778
Zoes Kitchen	—	4,044
Other	1,966	1,697
Total restaurant operating expenses	193,640	152,519
Restaurant-level profit (loss)
CAVA	64,616	49,983
Zoes Kitchen	—	(177)
Other	750	758
Total restaurant-level profit	65,366	50,564
Reconciliation of restaurant-level profit to income (loss) before income taxes:
General and administrative expenses	33,840	29,024
Depreciation and amortization	17,322	12,859
Restructuring and other costs	282	2,215
Pre-opening costs	3,379	5,999
Impairment and asset disposal costs	1,290	2,719
Interest (income) expense, net	(4,914)	25
Other income, net	(78)	(174)
Income (loss) before income taxes	$14,245	$(2,103)
__________________
(1)    Restaurant operating expenses consist of food, beverage, and packaging (excluding depreciation and amortization), labor, occupancy, and other operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” above and “Risk Factors” in our 2023 Annual Report.
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company”, “CAVA”, “we”, “us”, and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington D.C. and, as of April 21, 2024, the Company operated 323 fast-casual CAVA restaurants in 24 states and Washington D.C. The number of CAVA restaurants excludes two locations operating under a licensing arrangement and digital kitchens. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in our restaurants and to be sold in grocery stores.
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

The following table sets forth our key performance measures:

	Sixteen Weeks Ended
($ in thousands)	April 21, 2024	April 16, 2023	Change
CAVA Revenue	$256,290	$196,761	$59,529
CAVA Same Restaurant Sales Growth	2.3%	28.4%	(26.1)%
CAVA AUV (1)	$2,608	$2,547	$61
CAVA Restaurant-Level Profit	$64,616	$49,983	$14,633
CAVA Restaurant-Level Profit Margin	25.2%	25.4%	(0.2)%
CAVA Restaurants (2)	323	263	60
Net New CAVA Restaurant Openings	14	26	(12)
CAVA Digital Revenue Mix	37.0%	36.6%	0.4%
Net income (loss)	$13,993	$(2,141)	$16,134
Adjusted EBITDA (3)	$33,317	$16,746	$16,571
Net income (loss) margin	5.4%	(1.1)%	6.5%
Adjusted EBITDA margin (3)	12.9%	8.2%	4.7%
__________________
(1)    For purposes of calculating CAVA AUV for the reporting period ended April 21, 2024, the applicable measurement period is the trailing thirteen periods ended April 21, 2024, excluding the 53rd week of fiscal 2023 and for the reporting period ended April 16, 2023, the applicable measurement period is the trailing thirteen periods ended April 16, 2023.
(2)    As of the end of the specified reporting period.
(3)    See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and Adjusted EBITDA Margin, and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA restaurant unit data:

	Sixteen Weeks Ended
	April 21, 2024	April 16, 2023
CAVA Restaurants
Beginning of period	309	237
New CAVA restaurant openings(1)	15	27
Permanent closure	(1)	(1)
End of period	323	263
__________________
(1)    New CAVA restaurant openings during the sixteen weeks ended April 16, 2023 includes converted Zoes Kitchen locations.
Results of Operations
Our results of operations, on a consolidated basis and by segment, for the sixteen weeks ended April 21, 2024 and April 16, 2023 are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment. As of March 2, 2023, we no longer operate any Zoes Kitchen locations, and on October 20, 2023, our conversion strategy was completed with the last conversion restaurant opening. As a result, we have limited our discussion of the Zoes Kitchen segment. In addition, because our consolidated results of operations include the results of our Zoes Kitchen segment, we believe that our consolidated results of operations are less indicative of our performance as compared to our CAVA segment.

Comparison of the sixteen weeks ended April 21, 2024 and April 16, 2023
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Sixteen Weeks Ended
	April 21, 2024		April 16, 2023		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$256,290	100.0%	$196,761	100.0%	$59,529	30.3%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	72,195	28.2	56,454	28.7	15,741	27.9
Labor	66,513	26.0	50,648	25.7	15,865	31.3
Occupancy	20,422	8.0	16,091	8.2	4,331	26.9
Other operating expenses	32,544	12.7	23,585	12.0	8,959	38.0
Total restaurant operating expenses	191,674	74.8	146,778	74.6	44,896	30.6
Restaurant-level profit	$64,616	25.2%	$49,983	25.4%	$14,633	29.3%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $50.8 million increase from the 86 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 16, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 2.3%, which consisted of 3.5% from menu price increases and product mix, partially offset by a 1.2% decrease from guest traffic. To achieve an optimal comparison of fiscal weeks in the CAVA Same Restaurant Sales calculation giving consideration to holiday periods, each week of fiscal 2023 was shifted by one week. As a result of this shift, approximately $3.9 million of revenue is not included in CAVA Same Restaurant Sales Growth.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $14.6 million increase from the 86 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 16, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 2.3%.
As a percentage of CAVA Revenue, CAVA food, beverage, and packaging decreased primarily due to the impact of higher sales and lower input costs.
CAVA labor:
The increase in CAVA labor was primarily due to a $13.9 million increase from the 86 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 16, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to the impact of higher average hourly wages.
As a percentage of CAVA Revenue, CAVA labor increased due to incremental wage investments, partially offset by the impact of higher sales.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to a $3.8 million increase from 86 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 16, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.

CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to a $6.3 million increase from 86 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 16, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA other operating expenses increased due in part to investments in the integrity of our physical spaces in support of our increased restaurant volumes.
Zoes Kitchen Segment Results
The following table summarizes the results of the Zoes Kitchen segment:

	Sixteen Weeks Ended
	April 21, 2024		April 16, 2023		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$—	—%	$3,867	100.0%	$(3,867)	N/M
Restaurant operating expenses, excluding depreciation and amortization:
Food, beverage, and packaging	—	—	1,141	29.5	(1,141)	N/M
Labor	—	—	1,506	38.9	(1,506)	N/M
Occupancy	—	—	508	13.1	(508)	N/M
Other operating expenses	—	—	889	23.0	(889)	N/M
Total restaurant operating expenses	—	—	4,044	104.6	(4,044)	N/M
Restaurant-level loss	$—	—%	$(177)	(4.6)%	$177	N/M
__________________
N/M data not meaningful
As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations, which resulted in the decreases above.
Other Results
The following table summarizes remaining activity related to our CPG operations:

	Sixteen Weeks Ended
	April 21, 2024		April 16, 2023		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$2,716	100.0%	$2,455	100.0%	$261	10.6%
Food, beverage, and packaging	1,752	64.5	1,523	62.0	229	15.0
Other operating expenses	214	7.9	174	7.1	40	23.0
The increases noted above were primarily a result of increased sales of dips, spreads, and dressings.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Sixteen Weeks Ended
($ in thousands)	April 21, 2024		April 16, 2023		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$259,006	100.0%	$203,083	100.0%	$55,923	27.5%
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	73,947	28.6	59,118	29.1	14,829	25.1
Labor	66,513	25.7	52,154	25.7	14,359	27.5
Occupancy	20,422	7.9	16,599	8.2	3,823	23.0
Other operating expenses	32,758	12.6	24,648	12.1	8,110	32.9
Total restaurant operating expenses	193,640	74.8	152,519	75.1	41,121	27.0
General and administrative expenses	33,840	13.1	29,024	14.3	4,816	16.6
Depreciation and amortization	17,322	6.7	12,859	6.3	4,463	34.7
Restructuring and other costs	282	0.1	2,215	1.1	(1,933)	(87.3)
Pre-opening costs	3,379	1.3	5,999	3.0	(2,620)	(43.7)
Impairment and asset disposal costs	1,290	0.5	2,719	1.3	(1,429)	(52.6)
Total operating expenses	249,753	96.4	205,335	101.1	44,418	21.6
Income (loss) from operations	9,253	3.6	(2,252)	(1.1)	11,505	N/M
Interest (income) expense, net	(4,914)	(1.9)	25	—	(4,939)	N/M
Other income, net	(78)	—	(174)	(0.1)	96	(55.2)
Income (loss) before income taxes	14,245	5.5	(2,103)	(1.0)	16,348	N/M
Provision for income taxes	252	0.1	38	—	214	N/M
Net income (loss)	$13,993	5.4%	$(2,141)	(1.1)%	$16,134	N/M
__________________
N/M data not meaningful
Revenue:
The increase in consolidated revenue was primarily driven by a $59.5 million increase in our CAVA segment, partially offset by a $3.9 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to CAVA Segment Results above for more information.
Food, beverage, and packaging:
The increase in consolidated food, beverage, and packaging was primarily driven by a $15.7 million increase in our CAVA segment, partially offset by a $1.1 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Labor:
The increase in consolidated labor was primarily driven by a $15.9 million increase in our CAVA segment, partially offset by a $1.5 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Occupancy:
The increase in consolidated occupancy was primarily driven by a $4.3 million increase in our CAVA segment, partially offset by an $0.5 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.

Other operating expenses:
The increase in consolidated other operating expenses was primarily driven by a $9.0 million increase in our CAVA segment, partially offset by a $0.9 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to higher equity-based compensation associated with awards made in connection with the IPO, recurring public company costs, and investments in our Collaboration Center Organization, including headcount, to support future growth, partially offset by higher performance-based incentive compensation in the prior year quarter.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 86 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 16, 2023, technology improvements, and the commencement of operations at our new manufacturing facility in Verona, Virginia.
Restructuring and other costs:
The decrease in restructuring and other costs was primarily due to costs incurred in the prior year quarter in connection with our Zoes Kitchen conversion strategy, public company readiness, and the relocation of our collaboration center.
Pre-opening costs:
The decrease in pre-opening costs was due to the volume and timing of Net New CAVA Restaurant Openings.
Impairment and asset disposal costs:
The decrease in impairment and asset disposal costs was primarily due to higher costs in the prior year quarter in connection with Zoes Kitchen actual and anticipated closures.
Interest (income) expense, net:
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
Adjusted EBITDA and Adjusted EBITDA Margin are not recognized terms under GAAP and should not be considered as alternatives to net income (loss) or net income (loss) margin as measures of financial performance, or cash provided by operating activities as measures of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and financing cash flows. Because not all companies use identical calculations, the presentation of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.

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
•Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest payments as well as financing activities of our business;
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
The following tables provides a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) margin to Adjusted EBITDA Margin:

	Sixteen Weeks Ended
($ in thousands)	April 21, 2024	April 16, 2023
Net income (loss)	$13,993	$(2,141)
Non-GAAP Adjustments
Interest (income) expense, net	(4,914)	25
Provision for income taxes	252	38
Depreciation and amortization	17,322	12,859
Equity-based compensation	5,170	1,205
Other income, net	(78)	(174)
Impairment and asset disposal costs	1,290	2,719
Restructuring and other costs	282	2,215
Adjusted EBITDA	$33,317	$16,746

Revenue	$259,006	$203,083
Net income (loss) margin	5.4%	(1.1)%
Adjusted EBITDA margin	12.9%	8.2%
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short- and long-term basis are for the expansion of our restaurant base, working capital, and other capital expenditures.
We believe that cash provided by operating activities and existing cash on hand, together with amounts available under our 2022 Credit Facility, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future, including our expected capital expenditures for expansion of our CAVA restaurant base, operating lease obligations, working capital obligations, and debt service requirements. See Item 1, Financial Statements, Note 6 (Debt) and Note 8 (Leases) to our consolidated financial statements for more information. Our sources of liquidity could be affected by factors described under the section entitled “Risk Factors” in our 2023 Annual Report. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.

Cash Overview
We had cash and cash equivalents of $329.1 million and $332.4 million as of April 21, 2024 and December 31, 2023, respectively. For the sixteen weeks ended April 21, 2024, our operations were funded from cash flows from operations. Our principal uses of liquidity for the sixteen weeks ended April 21, 2024 were to fund new restaurant openings, the construction of our new production facility in Verona, Virginia, and working capital needs.
Cash Flows
The following table summarizes our cash flows:

	Sixteen Weeks Ended		Change
($ in thousands)	April 21, 2024	April 16, 2023	$	%
Net cash provided by operating activities	$38,386	$25,679	$12,707	49.5%
Net cash used in investing activities	(33,687)	(39,097)	5,410	(13.8)%
Net cash used in financing activities	(8,010)	(2,991)	(5,019)	167.8%
Net change in cash and cash equivalents	$(3,311)	$(16,409)	$13,098	(79.8)%
Operating Activities:
The increase in net cash provided by operating activities was primarily due to improved operating performance and interest income associated with an increase in short-term investments as a result of proceeds from the IPO, partially offset by the impact of working capital changes.
Investing Activities:
The decrease in net cash used in investing activities was primarily due to the volume and timing of Net New CAVA Restaurant Openings and higher capital expenditures in the prior year period related to the construction of our new manufacturing facility.
Financing Activities:
The increase in net cash used in financing activities was primarily due to tax withholding obligations arising from the vesting of restricted stock units.
Material Cash Commitments
There has been no significant changes to the material cash commitments as disclosed in our 2023 Annual Report, other than those payments made in the ordinary course of business.
Credit Facility
Refer to Item 1, Financial Statements, Note 6 (Debt), for a description of our 2022 Credit Facility.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore actual results could differ from those estimates. We had no significant changes to our critical accounting estimates as described in our 2023 Annual Report.
Recent Accounting Pronouncements
Refer to Item 1, Financial Statements, Note 1 (Nature of Operations and Basis of Presentation).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of business. The primary risks we face are commodity and food price risks, interest rate risk, and the effects of inflation. There have been no material changes to our exposure to market risks as described in our 2023 Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended April 21, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Financial Statements, Note 9 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the sixteen weeks ended April 21, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 28, 2024	184,733	$43.30	—	—
January 29, 2024 to February 25, 2024	137	47.69	—	—
February 26, 2024 to March 24, 2024	—	—	—	—
March 25, 2024 to April 21, 2024	492	66.77
Total	185,362	$43.37	—	—
__________________
(1) Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's 2015 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the sixteen weeks ended April 21, 2024, the following directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K:

Name and Title	Action	Date of Action	Scheduled Termination of Trading Period(*)	Security Covered	Maximum Number of Securities to be Sold Pursuant to the Rule 10b5-1 Trading Plan
David Bosserman Director	Adoption	March 19, 2024	December 31, 2024	Common Stock	30,000
Tricia Tolivar Chief Financial Officer	Adoption	April 1, 2024	March 27, 2025	Common Stock	31,506
__________________
* The Rule 10b5-1 trading arrangement may terminate earlier than the scheduled termination date if all transactions under the trading arrangement are completed.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 28, 2024.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)