Form 10-Q
period 2024-07-14
CAVA GROUP, INC.
filed 2024-08-23
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 14, 2024
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

The registrant had outstanding 114,320,581 shares of common stock as of August 15, 2024.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Adjusted EBITDA” is defined as net income adjusted to exclude interest income, net, provision for income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, restructuring and other costs, and certain non-recurring public company costs, in each case, to the extent applicable in a given fiscal period. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA for the twelve and twenty-eight weeks ended July 14, 2024 and July 9, 2023;
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

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements relate to matters such as our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. These statements generally can be identified by the use of words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” “outlook,” the negative version of these words, or similar terms and phrases.
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

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	July 14, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$343,748	$332,428
Trade accounts receivable, net	5,927	3,662
Other accounts receivable	7,962	8,223
Inventories	7,195	5,637
Prepaid expenses and other	4,934	4,962
Total current assets	369,766	354,912
Property and equipment, net	355,014	330,730
Operating lease assets	304,926	289,451
Goodwill	1,944	1,944
Intangible assets	1,355	1,355
Other long-term assets	5,537	5,365
Total assets	$1,038,542	$983,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,348	$17,234
Accrued expenses and other	63,542	59,219
Operating lease liabilities, current	39,711	32,583
Total current liabilities	123,601	109,036
Deferred income taxes	79	79
Operating lease liabilities	319,425	303,615
Other long-term liabilities	—	225
Total liabilities	443,105	412,955
Commitments and Contingencies (Note 9)
Stockholders' equity:
Common stock, par value $0.0001 per share; 2,500,000 shares authorized; 114,306 and 113,708 issued and outstanding, respectively	11	11
Treasury stock, at cost; 1,378 shares and 1,086 shares, respectively	(27,066)	(9,727)
Additional paid-in capital	1,036,421	1,028,181
Accumulated deficit	(413,929)	(447,663)
Total stockholders’ equity	595,437	570,802
Total liabilities and stockholders' equity	$1,038,542	$983,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Revenue	$233,495	$172,894	$492,501	$375,977
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	68,839	51,000	142,786	110,118
Labor	58,388	42,417	124,901	94,571
Occupancy	15,917	13,400	36,339	29,999
Other operating expenses	27,991	20,646	60,749	45,294
Total restaurant operating expenses	171,135	127,463	364,775	279,982
General and administrative expenses	28,281	23,321	62,121	52,345
Depreciation and amortization	13,733	10,709	31,055	23,568
Restructuring and other costs	70	1,853	352	4,068
Pre-opening costs	3,302	3,400	6,681	9,399
Impairment and asset disposal costs	830	386	2,120	3,105
Total operating expenses	217,351	167,132	467,104	372,467
Income from operations	16,144	5,762	25,397	3,510
Interest income, net	(3,824)	(699)	(8,738)	(674)
Other income, net	(60)	(118)	(138)	(292)
Income before income taxes	20,028	6,579	34,273	4,476
Provision for income taxes	287	40	539	78
Net income	$19,741	$6,539	$33,734	$4,398

Earnings per share:
Basic	$0.17	$0.23	$0.30	$0.34
Diluted	$0.17	$0.21	$0.29	$0.29
Weighted-average common shares outstanding:
Basic	114,130	28,366	114,040	13,098
Diluted	118,291	31,279	118,088	15,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Twelve Weeks Ended July 14, 2024 and July 9, 2023

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—April 16, 2023	95,204	$662,308	1,703	$—	1,030	$(7,987)	$20,030	$(463,084)	$(451,041)
Equity-based compensation	—	—	—	—	—	—	1,743	—	1,743
Shares purchased under equity plans	—	—	43	—	—	—	246	—	246
RSU vesting	—	—	27	—	—	—	—	—	—
Tax withholding on stock-based compensation awards	—	—	(7)	—	7	(98)	—	—	(98)
Proceeds from initial public offering, net of underwriting fees and offering costs of $29.3 million	—	—	16,611	1	—	—	336,110	—	336,111
Conversion of preferred stock	(95,204)	(662,308)	95,204	10	—	—	662,299	—	662,309
Net income	—	—	—	—	—	—	—	6,539	6,539
Balance—July 9, 2023	—	$—	113,581	$11	1,037	$(8,085)	$1,020,428	$(456,545)	$555,809

Balance—April 21, 2024	—	$—	114,009	$11	1,271	$(17,766)	$1,032,235	$(433,670)	$580,810
Equity-based compensation	—	—	—	—	—	—	2,954	—	2,954
Shares purchased under equity plans	—	—	100	—	—	—	1,232	—	1,232
RSU vesting	—	—	304	—	—	—	—	—	—
Tax withholding on stock-based compensation awards	—	—	(107)	—	107	(9,300)	—	—	(9,300)
Net income	—	—	—	—	—	—	—	19,741	19,741
Balance—July 14, 2024	—	$—	114,306	$11	1,378	$(27,066)	$1,036,421	$(413,929)	$595,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Twenty-Eight Weeks Ended July 14, 2024 and July 9, 2023

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 25, 2022	95,204	$662,308	1,409	$—	886	$(6,619)	$19,059	$(460,943)	$(448,503)
Equity-based compensation	—	—	—	—	—	—	2,671	—	2,671
Shares purchased under equity plans	—	—	61	—	—	—	289	—	289
RSU vesting	—	—	447	—	—	—	—	—	—
Tax withholding on stock-based compensation awards	—	—	(151)	—	151	(1,466)	—	—	(1,466)
Proceeds from initial public offering, net of underwriting fees and offering costs of $29.3 million	—	—	16,611	1	—	—	336,110	—	336,111
Conversion of preferred stock	(95,204)	(662,308)	95,204	10	—	—	662,299	—	662,309
Net income	—	—	—	—	—	—	—	4,398	4,398
Balance—July 9, 2023	—	$—	113,581	$11	1,037	$(8,085)	$1,020,428	$(456,545)	$555,809

Balance—December 31, 2023	—	$—	113,708	$11	1,086	$(9,727)	$1,028,181	$(447,663)	$570,802
Equity-based compensation	—	—	—	—	—	—	6,949	—	6,949
Shares purchased under equity plans	—	—	111	—	—	—	1,291	—	1,291
RSU vesting	—	—	779	—	—	—	—	—	—
Tax withholding on stock-based compensation awards	—	—	(292)	—	292	(17,339)	—	—	(17,339)
Net income	—	—	—	—	—	—	—	33,734	33,734
Balance—July 14, 2024	—	$—	114,306	$11	1,378	$(27,066)	$1,036,421	$(413,929)	$595,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Eight Weeks Ended
(in thousands)	July 14, 2024	July 9, 2023
Cash flows from operating activities:
Net income	$33,734	$4,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,055	23,541
Amortization of intangible assets	—	27
Equity-based compensation	6,949	2,671
Impairment and asset disposal costs	2,120	3,105
Changes in operating assets and liabilities:
Trade accounts receivable	(2,265)	(1,499)
Other accounts receivable	261	(2,644)
Inventories	(1,558)	(217)
Prepaid expenses and other	(143)	1,371
Operating lease assets	(15,588)	(18,035)
Accounts payable	3,764	(281)
Accrued expenses and other	6,022	13,944
Operating lease liabilities	22,944	20,729
Net cash provided by operating activities	87,295	47,110
Cash flows from investing activities:
Purchases of property and equipment	(59,882)	(72,478)
Net cash used in investing activities	(59,882)	(72,478)
Cash flows from financing activities:
Proceeds from long-term debt	—	6,000
Payments on long-term debt	—	(6,000)
Tax withholding on stock-based compensation awards	(17,339)	(1,466)
Shares purchased under equity plans	1,291	289
Proceeds from initial public offering, net of underwriting fees of $22.8 million	—	342,604
Offering costs paid	—	(1,922)
Payment of loan acquisition fees	—	(365)
Payments on finance lease obligations	(45)	(52)
Net cash (used in) provided by financing activities	(16,093)	339,088
Net change in cash and cash equivalents	11,320	313,720
Cash and cash equivalents - beginning of year	332,428	39,125
Cash and cash equivalents - end of period	$343,748	$352,845

Supplemental Disclosure of Cash Flow Information:
Offering costs not yet paid	$—	$3,462
Cash paid for income taxes	985	166
Change in accrued purchases of property and equipment	(2,422)	8,727
Conversion of redeemable preferred stock into common stock in connection with initial public offering	—	662,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company”, “CAVA”, “we”, “us”, and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington D.C. and, as of July 14, 2024, the Company operated 341 fast-casual CAVA Restaurants in 25 states and Washington D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in its restaurants and to be sold in grocery stores.
The Company’s operations are conducted as two reportable segments: CAVA and Zoes Kitchen. These segments were determined on the same basis that the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations.
Initial Public Offering—On June 20, 2023, the Company completed an initial public offering (the “IPO”) of 16.6 million shares of common stock at a price of $22.00 per share, which included 2.2 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, the Company received net proceeds from the offering of $336.1 million. In connection with the IPO, 95.2 million outstanding shares of preferred stock were converted into an equivalent number of shares of common stock.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal year beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied on a prospective basis, however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
The Company reviewed all other recently issued accounting standards and determined they were either not applicable or not expected to have a material impact on the Company’s financial position or results from operations.
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
2.    REVENUE
The Company’s revenue was as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Restaurant revenue	$231,384	$171,089	$487,674	$371,717
CPG revenue and other	2,111	1,805	4,827	4,260
Revenue	$233,495	$172,894	$492,501	$375,977
Revenue from the redemption of the Company’s gift cards and loyalty program is included in restaurant revenue. Refer to Note 5 (Accrued Expenses and Other) for the Company’s gift card and loyalty liability balances. Revenue recognized from the redemption of gift cards, that was included in the gift card liability at the beginning of the year was $0.4 million and $0.1 million during the twelve weeks ended July 14, 2024 and July 9, 2023, respectively. Revenue recognized from the redemption of gift cards, that was included in the gift card liability at the beginning of the year was $1.2 million and $0.4 million during the twenty-eight weeks ended July 14, 2024 and July 9, 2023, respectively. The full amount of the outstanding loyalty liability as of July 14, 2024 is expected to be recognized within one year due to the expiration of loyalty rewards being less than one year.
3.    FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.
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
Certain operating lease assets were measured at fair value, on a non-recurring basis, as of April 16, 2023, in connection with an impairment charge of $0.7 million, which is included within impairment and asset disposal costs in the accompanying unaudited condensed consolidated statements of operations for the twenty-eight weeks ended July 9, 2023. The fair value of these assets was concluded to be $0.4 million using an income approach (discounted cash flow method), which was measured using Level 3 inputs (unobservable inputs), including the discount rate and projected restaurant revenues and expenses.
4.    PROPERTY AND EQUIPMENT, NET
The following table presents the Company’s property and equipment, net:

(in thousands)	July 14, 2024	December 31, 2023
Land	$600	$600
Building	24,264	—
Leasehold improvements	302,426	268,245
Equipment and other	101,042	79,268
Furniture and fixtures	20,321	19,694
Computer hardware and software	50,699	46,437
Construction in progress	25,383	58,501
Total property and equipment, gross	524,735	472,745
Less accumulated depreciation	(169,721)	(142,015)
Total property and equipment, net	$355,014	$330,730

Construction in progress includes CAVA new restaurant openings and technology improvements as of both periods presented above. Building, as of July 14, 2024 and construction in progress as of December 31, 2023, includes the new production facility in Verona, Virginia, which commenced operations in the first quarter of fiscal 2024.
5.    ACCRUED EXPENSES AND OTHER
The following table presents the Company’s accrued expenses and other:

(in thousands)	July 14, 2024	December 31, 2023
Accrued payroll and payroll taxes	$23,521	$23,370
Accrued capital purchases	6,164	7,935
Sales and use tax payable	8,277	3,807
Gift card and loyalty liabilities	4,357	4,096
Other accrued expenses	21,223	20,011
Total accrued expenses and other	$63,542	$59,219
6.    DEBT
As of July 14, 2024, the Company had a revolving loan commitment with available borrowing capacity of $74.3 million, net of $0.7 million of outstanding letters of credit, (the “2022 Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The 2022 Credit Facility has a five-year term and matures on March 11, 2027. The 2022 Credit Facility included a delayed draw term loan facility (“DDTL”) of $24.0 million, which facility commitment terminated on August 15, 2024. Interest on loans under the 2022 Credit Facility are based on the one, three or six months Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility), as applicable, plus an applicable margin of 1.50% to 2.50% based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company is also required to pay a commitment fee for unused amounts under the 2022 Credit Facility (and a similar ticking fee with respect to undrawn loans under the DDTL through its termination), which ranges from 0.20% to 0.35% based on the Total Rent Adjusted Net Leverage Ratio. The 2022 Credit Facility is unconditionally guaranteed by certain of the Company’s domestic restricted subsidiaries and is secured, subject to permitted liens and other exceptions, by a first-priority security interest in and pledge of certain assets of the borrower and the guarantors. The 2022 Credit Facility includes customary restrictive covenants and covenants that require compliance with certain leverage ratios. As of July 14, 2024, the Company was in compliance with these financial and other covenants, and the Company had no borrowings under the 2022 Credit Facility.
7.    INCOME TAXES
The Company’s full pretax income for the twelve and twenty-eight weeks ended July 14, 2024 and July 9, 2023 was from U.S. domestic operations. The Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against deferred tax assets (“DTAs”).
A valuation allowance is provided when it is more likely than not that some portion or all of the DTAs will not be realized. The factors used to assess the likelihood of realization include the Company’s historical and forecast of future taxable income and available tax planning strategies that could be implemented to realize the net DTAs. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the most recent three-year period ended July 14, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of July 14, 2024 and December 31, 2023, a full valuation allowance has been recorded on the Company’s DTAs.
Management has evaluated our recent profitability trends and believes that, if current trends persist, there is a reasonable possibility that within the current fiscal year, sufficient positive evidence may become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance to be released are subject to change based on the positive evidence, including, but not limited to, the level of expected profitability, that we are able to actually achieve in future periods.

8.    LEASES
The Company leases all of its CAVA Restaurants, its digital kitchens, its production facility in Laurel, Maryland, its collaboration center in Washington D.C., and its support centers in Brooklyn, New York and Plano, Texas. The Company determines if a contract contains a lease at inception, and determines the classification of a lease, if necessary. Typically, restaurant leases have initial terms of 10 years and include five-year renewal options.
Supplemental disclosures of cash flow information related to leases were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Cash paid for operating lease liabilities	$14,134	$11,689	$28,410	$23,153
Operating lease assets obtained in exchange for operating lease liabilities	13,866	20,051	33,397	33,884
Derecognition of operating lease assets due to termination or impairment	—	—	109	2,786
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of July 14, 2024 and December 31, 2023, the Company had four irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.7 million. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
Litigation—The Company is currently involved in various claims and legal actions that arise in the ordinary course of its business, including claims resulting from employment related matters. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, as of the date hereof, the Company does not believe that any of its pending legal proceedings, most of which are covered by insurance, will have a material effect on the Company’s business, financial condition, results of operations, or cash flows. However, a significant increase in the number of these claims or an increase in uninsured amounts owed under successful claims could materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.
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
The accompanying unaudited condensed consolidated financial statements include an immaterial expense for the matters above.

10.    EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense (including applicable payroll taxes) of $3.6 million and $8.7 million during the twelve and twenty-eight weeks ended July 14, 2024, and $1.8 million and $3.0 million during the twelve and twenty-eight weeks ended July 9, 2023, respectively, related to its equity incentive plans and employee stock purchase plan, recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	3,078	$11.45	6.8	$97,054
Granted	7	47.84
Exercised	(66)	3.45
Forfeited or expired	(28)	16.84
Outstanding - July 14, 2024	2,991	$11.66	6.3	$217,091

Exercisable - July 14, 2024	1,770	$7.35	4.6
Vested and expected to vest - July 14, 2024	2,991	$11.66	6.3	$217,091
As of July 14, 2024, unrecognized compensation expense related to option awards was $10.5 million, which is expected to be recognized over a weighted-average period of 3.4 years.
A summary of the Company’s restricted stock unit (“RSU”) activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 31, 2023	2,653	$12.69	$113,985
Granted	34	63.24
Vested	(779)	11.38
Forfeited	(105)	15.12
Non-vested - July 14, 2024	1,803	$14.07	$151,931
As of July 14, 2024, unrecognized compensation expense related to RSU awards was $23.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

11.    EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings per common share:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Net income	$19,741	$6,539	$33,734	$4,398
Weighted-average shares outstanding:
Basic	114,130	28,366	114,040	13,098
Dilutive awards	4,161	2,913	4,048	2,114
Diluted	118,291	31,279	118,088	15,212
Earnings per common share:
Basic	$0.17	$0.23	$0.30	$0.34
Diluted	$0.17	$0.21	$0.29	$0.29
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted earnings per share as their impact would have been anti-dilutive:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Options to purchase common stock	—	—	2	—
Time-based vesting restricted stock units	3	—	2	—
Total common stock equivalents	3	—	4	—
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

Financial information for the Company’s reportable segments was as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Revenue
CAVA	$231,384	$171,089	$487,674	$367,850
Zoes Kitchen	—	—	—	3,867
Other	2,111	1,805	4,827	4,260
Total revenue	233,495	172,894	492,501	375,977
Restaurant operating expenses (1)
CAVA	170,119	126,473	361,793	273,251
Zoes Kitchen	—	—	—	4,044
Other	1,016	990	2,982	2,687
Total restaurant operating expenses	171,135	127,463	364,775	279,982
Restaurant-level profit (loss)
CAVA	61,265	44,616	125,881	94,599
Zoes Kitchen	—	—	—	(177)
Other	1,095	815	1,845	1,573
Total restaurant-level profit	62,360	45,431	127,726	95,995
Reconciliation of restaurant-level profit to income before income taxes:
General and administrative expenses	28,281	23,321	62,121	52,345
Depreciation and amortization	13,733	10,709	31,055	23,568
Restructuring and other costs	70	1,853	352	4,068
Pre-opening costs	3,302	3,400	6,681	9,399
Impairment and asset disposal costs	830	386	2,120	3,105
Interest income, net	(3,824)	(699)	(8,738)	(674)
Other income, net	(60)	(118)	(138)	(292)
Income before income taxes	$20,028	$6,579	$34,273	$4,476
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
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company”, “CAVA”, “we”, “us”, and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington D.C. and, as of July 14, 2024, the Company operated 341 fast-casual CAVA Restaurants in 25 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in our restaurants and to be sold in grocery stores.
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

The following table sets forth our key performance measures:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
(in thousands, except restaurant count)	July 14, 2024	July 9, 2023	Change	July 14, 2024	July 9, 2023	Change
CAVA Revenue	$231,384	$171,089	$60,295	$487,674	$367,850	$119,824
CAVA Same Restaurant Sales Growth (1)	14.4%	18.2%	(3.8)%	7.8%	23.5%	(15.7)%
CAVA AUV (2)	$2,689	$2,599	$90	$2,689	$2,599	$90
CAVA Restaurant-Level Profit	$61,265	$44,616	$16,649	$125,881	$94,599	$31,282
CAVA Restaurant-Level Profit Margin	26.5%	26.1%	0.4%	25.8%	25.7%	0.1%
CAVA Restaurants (3)	341	279	62	341	279	62
Net New CAVA Restaurant Openings	18	16	2	32	42	(10)
CAVA Digital Revenue Mix	35.8%	36.1%	(0.3)%	36.4%	36.3%	0.1%
Net income	$19,741	$6,539	$13,202	$33,734	$4,398	$29,336
Adjusted EBITDA (4)	$34,348	$21,601	$12,747	$67,665	$38,347	$29,318
Net income margin	8.5%	3.8%	4.7%	6.8%	1.2%	5.6%
Adjusted EBITDA margin (4)	14.7%	12.5%	2.2%	13.7%	10.2%	3.5%
__________________
(1)    To achieve an optimal comparison of fiscal weeks in the CAVA Same Restaurant Sales calculation in fiscal 2024, giving consideration to holiday periods, each week of fiscal 2023 was shifted by one week. As a result of this shift, approximately $3.8 million of revenue is not included in CAVA Same Restaurant Sales Growth for the twenty-eight weeks ended July 14, 2024. Had this shift not been made, CAVA Same Restaurant Sales Growth would have been 9.0% in the twenty-eight weeks ended July 14, 2024 and immaterially impacted in the twelve weeks ended July 14, 2024.
(2)    Presented on a trailing thirteen period basis. For purposes of calculating CAVA AUV for the reporting period ended July 14, 2024, the applicable measurement period is the trailing thirteen periods ended July 14, 2024, excluding the 53rd week of fiscal 2023. For the reporting period ended July 9, 2023, the applicable measurement period is the trailing thirteen periods ended July 9, 2023.
(3)    As of the end of the specified reporting period.
(4)    See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and Adjusted EBITDA Margin, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA restaurant unit data:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
CAVA Restaurants
Beginning of period	323	263	309	237
New CAVA restaurant openings(1)	18	16	33	43
Permanent closure	—	—	(1)	(1)
End of period	341	279	341	279
__________________
(1)    New CAVA restaurant openings during the twelve and twenty-eight weeks ended July 9, 2023 includes converted Zoes Kitchen locations.
Results of Operations
Our results of operations, on a consolidated basis and by segment, for the twelve and twenty-eight weeks ended July 14, 2024 and July 9, 2023 are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment. As of March 2, 2023, we no longer operate any Zoes Kitchen locations, and on October 20, 2023, our conversion strategy was completed with the last conversion restaurant opening. As a result, we have limited our discussion of the Zoes Kitchen segment. In addition, because our consolidated results of operations include the results of our Zoes Kitchen segment, we believe that our consolidated results of operations are less indicative of our performance as compared to our CAVA segment.

Comparison of the twelve weeks ended July 14, 2024 and July 9, 2023
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Twelve Weeks Ended
	July 14, 2024		July 9, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$231,384	100.0%	$171,089	100.0%	$60,295	35.2%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	67,989	29.4	50,181	29.3	17,808	35.5
Labor	58,388	25.2	42,417	24.8	15,971	37.7
Occupancy	15,917	6.9	13,400	7.8	2,517	18.8
Other operating expenses	27,825	12.0	20,475	12.0	7,350	35.9
Total restaurant operating expenses	170,119	73.5	126,473	73.9	43,646	34.5
Restaurant-level profit	$61,265	26.5%	$44,616	26.1%	$16,649	37.3%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $36.1 million increase from the 78 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 9, 2023, of which a portion was attributable to the 8 CAVA restaurants that were converted from Zoes Kitchen locations. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 14.4%, which consisted of a 9.5% increase from guest traffic and a 4.9% increase from menu price and product mix.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to an $11.4 million increase from the 78 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 9, 2023, of which a portion was attributable to the 8 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 14.4%.
As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the June 3rd launch of grilled steak, partially offset by other lower input costs.
CAVA labor:
The increase in CAVA labor was primarily due to a $10.1 million increase from the 78 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 9, 2023, of which a portion was attributable to the 8 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to the impact of higher average hourly wages of 9%.
As a percentage of CAVA Revenue, CAVA labor increased due to the aforementioned incremental wage investments, which includes the impact of Assembly Bill 1228 in California (which we did not offset with an increase to menu price), partially offset by the impact of higher sales.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to a $2.4 million increase from 78 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 9, 2023, of which a portion was attributable to the 8 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.

CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to a $4.2 million increase from 78 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 9, 2023, of which a portion was attributable to the 8 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA other operating expenses was flat primarily due to operating leverage associated with higher sales, partially offset by investments in the integrity of our physical spaces in support of our increased restaurant volumes.
Other Results
The following table summarizes remaining activity related to our CPG operations:

	Twelve Weeks Ended
	July 14, 2024		July 9, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$2,111	100.0%	$1,805	100.0%	$306	17.0%
Food, beverage, and packaging	850	40.3	819	45.4	31	3.8
Other operating expenses	166	7.9	171	9.5	(5)	(2.9)
The increases in revenue and food, beverage, and packaging noted above were primarily a result of increased sales of dips, spreads, and dressings.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Twelve Weeks Ended
(in thousands)	July 14, 2024		July 9, 2023		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$233,495	100.0%	$172,894	100.0%	$60,601	35.1%
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	68,839	29.5	51,000	29.5	17,839	35.0
Labor	58,388	25.0	42,417	24.5	15,971	37.7
Occupancy	15,917	6.8	13,400	7.8	2,517	18.8
Other operating expenses	27,991	12.0	20,646	11.9	7,345	35.6
Total restaurant operating expenses	171,135	73.3	127,463	73.7	43,672	34.3
General and administrative expenses	28,281	12.1	23,321	13.5	4,960	21.3
Depreciation and amortization	13,733	5.9	10,709	6.2	3,024	28.2
Restructuring and other costs	70	—	1,853	1.1	(1,783)	(96.2)
Pre-opening costs	3,302	1.4	3,400	2.0	(98)	(2.9)
Impairment and asset disposal costs	830	0.4	386	0.2	444	115.0
Total operating expenses	217,351	93.1	167,132	96.7	50,219	30.0
Income from operations	16,144	6.9	5,762	3.3	10,382	180.2
Interest income, net	(3,824)	(1.6)	(699)	(0.4)	(3,125)	N/M
Other income, net	(60)	—	(118)	(0.1)	58	(49.2)
Income before income taxes	20,028	8.6	6,579	3.8	13,449	N/M
Provision for income taxes	287	0.1	40	—	247	N/M
Net income	$19,741	8.5%	$6,539	3.8%	$13,202	N/M
__________________
N/M data not meaningful
Revenue:
The increase in consolidated revenue was primarily driven by a $60.3 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.
Food, beverage, and packaging:
The increase in consolidated food, beverage, and packaging was primarily driven by a $17.8 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.
Labor:
The increase in consolidated labor was primarily driven by a $16.0 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.
Occupancy:
The increase in consolidated occupancy was primarily driven by a $2.5 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.
Other operating expenses:
The increase in consolidated other operating expenses was primarily driven by a $7.4 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.

General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth, higher equity-based compensation associated with awards made in connection with the IPO, and increased recurring public company costs, partially offset by $1.1 million in certain non-recurring public company costs in the prior year quarter.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 78 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 9, 2023, the commencement of operations at our new manufacturing facility in Verona, Virginia in the first quarter of fiscal 2024, and technology improvements.
Restructuring and other costs:
The decrease in restructuring and other costs was primarily due to costs incurred in the prior year quarter in connection with our Zoes Kitchen conversion strategy and public company readiness.
Pre-opening costs:
The decrease in pre-opening costs was due to the volume and timing of new CAVA restaurant openings.
Impairment and asset disposal costs:
The increase in impairment and asset disposal costs was primarily due to investments in the integrity of our physical spaces in support of our increased restaurant volumes.
Interest income, net:
The increase in interest income, net, was due to interest income associated with higher short term investments as a result of proceeds from the IPO.
Income taxes:
The Company’s effective tax rates for the twelve and twenty-eight weeks ended July 14, 2024 and July 9, 2023 were not meaningful due to the valuation allowance recorded against deferred tax assets (“DTAs”). Management has evaluated our recent profitability trends and believes that, if current trends persist, there is a reasonable possibility that within the current fiscal year, sufficient positive evidence may become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance to be released are subject to change based on the positive evidence, including, but not limited to, the level of expected profitability, that we are able to actually achieve in future periods.

Comparison of the twenty-eight weeks ended July 14, 2024 and July 9, 2023
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Twenty-Eight Weeks Ended
	July 14, 2024		July 9, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$487,674	100.0%	$367,850	100.0%	$119,824	32.6%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	140,184	28.7	106,635	29.0	33,549	31.5
Labor	124,901	25.6	93,065	25.3	31,836	34.2
Occupancy	36,339	7.5	29,491	8.0	6,848	23.2
Other operating expenses	60,369	12.4	44,060	12.0	16,309	37.0
Total restaurant operating expenses	361,793	74.2	273,251	74.3	88,542	32.4
Restaurant-level profit	$125,881	25.8%	$94,599	25.7%	$31,282	33.1%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to an $86.8 million increase from the 104 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 9, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 7.8%, which consisted of a 4.1% increase from menu price and product mix and a 3.7% increase from guest traffic. To achieve an optimal comparison of fiscal weeks in the CAVA Same Restaurant Sales calculation giving consideration to holiday periods, each week of fiscal 2023 was shifted by one week. As a result of this shift, approximately $3.8 million of revenue is not included in CAVA Same Restaurant Sales Growth.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $26.5 million increase from the 104 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 9, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 7.8%.
As a percentage of CAVA Revenue, CAVA food, beverage, and packaging decreased primarily due to input costs associated with the June 3rd launch of grilled steak being more than offset by lower other input costs.
CAVA labor:
The increase in CAVA labor was primarily due to a $24.3 million increase from the 104 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 9, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to the impact of higher average hourly wages of 8%.
As a percentage of CAVA Revenue, CAVA labor increased due to the aforementioned incremental wage investments, which includes the impact of Assembly Bill 1228 in California (which we did not offset with an increase to menu price), partially offset by the impact of higher sales.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to a $6.2 million increase from 104 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 9, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.

CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to a $10.7 million increase from 104 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 9, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA other operating expenses increased due in part to investments in the integrity of our physical spaces in support of our increased restaurant volumes.
Zoes Kitchen Segment Results
The following table summarizes the results of the Zoes Kitchen segment:

	Twenty-Eight Weeks Ended
	July 14, 2024		July 9, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$—	—%	$3,867	100.0%	$(3,867)	N/M
Restaurant operating expenses, excluding depreciation and amortization:
Food, beverage, and packaging	—	—	1,141	29.5	(1,141)	N/M
Labor	—	—	1,506	38.9	(1,506)	N/M
Occupancy	—	—	508	13.1	(508)	N/M
Other operating expenses	—	—	889	23.0	(889)	N/M
Total restaurant operating expenses	—	—	4,044	104.6	(4,044)	N/M
Restaurant-level loss	$—	—%	$(177)	(4.6)%	$177	N/M
__________________
N/M data not meaningful
As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations, which resulted in the decreases above.
Other Results
The following table summarizes remaining activity related to our CPG operations:

	Twenty-Eight Weeks Ended
	July 14, 2024		July 9, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$4,827	100.0%	$4,260	100.0%	$567	13.3%
Food, beverage, and packaging	2,602	53.9	2,342	55.0	260	11.1
Other operating expenses	380	7.9	345	8.1	35	10.1
The increases noted above were primarily a result of increased sales of dips, spreads, and dressings.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Twenty-Eight Weeks Ended
(in thousands)	July 14, 2024		July 9, 2023		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$492,501	100.0%	$375,977	100.0%	$116,524	31.0%
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	142,786	29.0	110,118	29.3	32,668	29.7
Labor	124,901	25.4	94,571	25.2	30,330	32.1
Occupancy	36,339	7.4	29,999	8.0	6,340	21.1
Other operating expenses	60,749	12.3	45,294	12.0	15,455	34.1
Total restaurant operating expenses	364,775	74.1	279,982	74.5	84,793	30.3
General and administrative expenses	62,121	12.6	52,345	13.9	9,776	18.7
Depreciation and amortization	31,055	6.3	23,568	6.3	7,487	31.8
Restructuring and other costs	352	0.1	4,068	1.1	(3,716)	(91.3)
Pre-opening costs	6,681	1.4	9,399	2.5	(2,718)	(28.9)
Impairment and asset disposal costs	2,120	0.4	3,105	0.8	(985)	(31.7)
Total operating expenses	467,104	94.8	372,467	99.1	94,637	25.4
Income from operations	25,397	5.2	3,510	0.9	21,887	N/M
Interest income, net	(8,738)	(1.8)	(674)	(0.2)	(8,064)	N/M
Other income, net	(138)	—	(292)	(0.1)	154	(52.7)
Income before income taxes	34,273	7.0	4,476	1.2	29,797	N/M
Provision for income taxes	539	0.1	78	—	461	N/M
Net income	$33,734	6.8%	$4,398	1.2%	$29,336	N/M
__________________
N/M data not meaningful
Revenue:
The increase in consolidated revenue was primarily driven by a $119.8 million increase in our CAVA segment, partially offset by a $3.9 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to CAVA Segment Results above for more information.
Food, beverage, and packaging:
The increase in consolidated food, beverage, and packaging was primarily driven by a $33.5 million increase in our CAVA segment, partially offset by a $1.1 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Labor:
The increase in consolidated labor was primarily driven by a $31.8 million increase in our CAVA segment, partially offset by a $1.5 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Occupancy:
The increase in consolidated occupancy was primarily driven by a $6.8 million increase in our CAVA segment, partially offset by a $0.5 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.

Other operating expenses:
The increase in consolidated other operating expenses was primarily driven by a $16.3 million increase in our CAVA segment, partially offset by a $0.9 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to higher equity-based compensation associated with awards made in connection with the IPO, investments to support future growth, and recurring public company costs, partially offset by higher performance-based incentive compensation and $1.1 million in certain non-recurring public company cost in the prior year period.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 104 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 14, 2024, technology improvements, and the commencement of operations at our new manufacturing facility in Verona, Virginia in the first quarter of fiscal 2024.
Restructuring and other costs:
The decrease in restructuring and other costs was primarily due to costs incurred in the prior year period in connection with our Zoes Kitchen conversion strategy, public company readiness, and the relocation of our collaboration center.
Pre-opening costs:
The decrease in pre-opening costs was due to the volume and timing of new CAVA restaurant openings.
Impairment and asset disposal costs:
The decrease in impairment and asset disposal costs was primarily due to higher costs in the prior year period in connection with Zoes Kitchen actual and anticipated closures partially offset by investments in the integrity of our physical spaces in support of our increased restaurant volumes.
Interest income, net:
The increase in interest income, net, was due to interest income associated with higher short term investments as a result of proceeds from the IPO.
Non-GAAP Financial Measures
In addition to our consolidated financial statements, which are prepared in accordance with GAAP, we present Adjusted EBITDA and Adjusted EBITDA Margin as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP financial measures assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. Management uses Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone provide.
Adjusted EBITDA and Adjusted EBITDA Margin are not recognized terms under GAAP and should not be considered as alternatives to net income or net income margin as measures of financial performance, or cash provided by operating activities as measures of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as tax payments and financing cash flows. Because not all companies use identical calculations, the presentation of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.

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
•Adjusted EBITDA does not reflect financing activities of our business;
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
The following tables provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA Margin:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 14, 2024	July 9, 2023	July 14, 2024	July 9, 2023
Net income	$19,741	$6,539	$33,734	$4,398
Non-GAAP Adjustments
Interest income, net	(3,824)	(699)	(8,738)	(674)
Provision for income taxes	287	40	539	78
Depreciation and amortization	13,733	10,709	31,055	23,568
Equity-based compensation	3,571	1,778	8,741	2,983
Other income, net	(60)	(118)	(138)	(292)
Impairment and asset disposal costs	830	386	2,120	3,105
Restructuring and other costs	70	1,853	352	4,068
Certain non-recurring public company costs	—	1,113	—	1,113
Adjusted EBITDA	$34,348	$21,601	$67,665	$38,347

Revenue	$233,495	$172,894	$492,501	$375,977
Net income margin	8.5%	3.8%	6.8%	1.2%
Adjusted EBITDA Margin	14.7%	12.5%	13.7%	10.2%
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet our current and expected future operating needs. Our expected primary uses of cash on a short- and long-term basis are for the expansion of our restaurant base, working capital, and other capital expenditures.
We believe that cash provided by operating activities and existing cash on hand, together with amounts available under our 2022 Credit Facility, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future, including our expected capital expenditures for expansion of our CAVA restaurant base, operating lease obligations, and working capital obligations. See Item 1, Financial Statements, Note 8 (Leases) to our consolidated financial statements for more information. Our sources of liquidity could be affected by factors described under the section entitled “Risk Factors” in our 2023 Annual Report. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.

Cash Overview
We had cash and cash equivalents of $343.7 million and $332.4 million as of July 14, 2024 and December 31, 2023, respectively. For the twenty-eight weeks ended July 14, 2024, our operations were funded from cash flows from operations. Our principal uses of liquidity for the twenty-eight weeks ended July 14, 2024 were to fund new restaurant openings, the finalization of construction of our new production facility in Verona, Virginia, and working capital needs.
Cash Flows
The following table summarizes our cash flows:

	Twenty-Eight Weeks Ended		Change
(in thousands)	July 14, 2024	July 9, 2023	$	%
Net cash provided by operating activities	$87,295	$47,110	$40,185	85.3%
Net cash used in investing activities	(59,882)	(72,478)	12,596	(17.4)
Net cash (used in) provided by financing activities	(16,093)	339,088	(355,181)	(104.7)
Net change in cash and cash equivalents	$11,320	$313,720	$(302,400)	(96.4)%
Operating Activities:
The increase in net cash provided by operating activities was primarily due to improved operating performance and interest income associated with an increase in short-term investments as a result of proceeds from the IPO.
Investing Activities:
The decrease in net cash used in investing activities was primarily due to higher capital expenditures in the prior year period related to the construction of our new manufacturing facility and the volume and timing of new CAVA restaurant openings.
Financing Activities:
The change in net cash (used in) provided by financing activities was primarily due to proceeds from the IPO in the prior year period and higher tax withholding obligations arising from the vesting of restricted stock units in the twenty-eight weeks ended July 14, 2024 compared with the prior year period.
Material Cash Commitments
There has been no significant changes to the material cash commitments as disclosed in our 2023 Annual Report, other than those payments made in the ordinary course of business.
Credit Facility
Refer to Item 1, Financial Statements, Note 6 (Debt), for a description of our 2022 Credit Facility.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. We had no significant changes to our critical accounting estimates as described in our 2023 Annual Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended July 14, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended July 14, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 22, 2024 to May 19, 2024	13,346	$74.68	—	—
May 20, 2024 to June 16, 2024	93,231	88.92	—	—
June 17, 2024 to July 14, 2024	156	85.30	—	—
Total	106,733	$87.14	—	—
__________________
(1) Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's 2015 Equity Incentive Plan and 2023 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the twelve weeks ended July 14, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of CAVA Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
3.2	Amended and Restated Bylaws of CAVA Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
10.1†	CAVA Group, Inc. Amended and Restated 2023 Equity Incentive Plan	X
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

X Filed Herewith
† Indicates a management contract or compensatory plan, contract or arrangement
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2024.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)