Form 10-Q
period 2024-10-06
CAVA GROUP, INC.
filed 2024-11-13
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 6, 2024
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

The registrant had outstanding 114,579,714 shares of common stock as of November 5, 2024.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Adjusted EBITDA” is defined as net income adjusted to exclude interest income, net, provision for income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, restructuring and other costs, and certain non-recurring public company costs, in each case, to the extent applicable in a given fiscal period. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA for the twelve and forty weeks ended October 6, 2024 and October 1, 2023;
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
“CAVA Restaurant-Level Profit Margin” represents CAVA Restaurant-Level Profit as a percentage of CAVA Revenue;
“CAVA Restaurants” is defined to include all CAVA restaurants, including converted Zoes Kitchen locations and CAVA hybrid kitchens, that are open or temporarily closed as of the end of the specific period. CAVA Restaurants exclude restaurants operating under license agreements and CAVA digital kitchens;
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following: our operation in a highly competitive industry; our ability to open new restaurants while managing our growth effectively and maintaining our culture; our ability to successfully identify appropriate locations and develop and expand our operations in existing and new markets; the profitability of new restaurants, and any impact to sales at our existing locations; the impact of changes in guest perception of our brand; our ability to successfully market our restaurants and brand; the impact of food safety, health department regulations, and food-borne illness concerns together with our ability to adequately address such concerns and meet regulatory obligations, including at our manufacturing facilities; our ability to maintain or increase prices; our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings; the risks associated with leasing property; our ability to successfully expand our digital and delivery business; our ability to utilize, recognize, respond to, and effectively manage the immediacy of social media; our ability to achieve or maintain profitability in the future, especially if we continue to grow at an accelerated rate; our ability to realize the anticipated benefits from past and potential future acquisitions, investments or other strategic initiatives; our ability to manage our manufacturing and supply chain effectively; the impact of shortages, delays, or interruptions in the delivery of food items and other products; our ability to successfully optimize, operate, and manage our production facilities; the risks associated with our reliance on third parties; the impact of increases in food, commodity, energy, and other costs; the impact of increases in labor costs, labor shortages, and our ability to identify, hire, train, motivate and retain the right team members; our ability to attract, develop, and retain our management team and key team members; the impact of any cybersecurity breaches and our ability to respond effectively to technology threats or events; the impact of failures, or interruptions in, or our inability to effectively scale and adapt, our information technology systems; our ability to comply with, or changes in, the extensive laws or regulations requirements to which we are subject, including those related to privacy; the impact of economic factors and guest behavior trends; the impact of evolving rules and regulations with respect to environmental, social and governance matters; risks associated with our ability to secure, and protect our intellectual property; risks associated with civil unrest, acts of terrorism, threats to national security, the conflicts in Eastern Europe and the Middle East and other geopolitical events, including potential discriminatory perspectives towards certain cuisines; the impact of climate change and volatile adverse weather conditions; and each of the other factors set forth in “Part I—Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in other reports filed with the United States Securities and Exchange Commission, all of which are available on the investor relations page of our website at investor.cava.com
You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events or otherwise.

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	October 6, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$367,160	$332,428
Trade accounts receivable, net	6,483	3,662
Other accounts receivable	6,717	8,223
Inventories	7,335	5,637
Prepaid expenses and other	5,565	4,962
Total current assets	393,260	354,912
Property and equipment, net	363,216	330,730
Operating lease assets	314,073	289,451
Goodwill	1,944	1,944
Intangible assets	1,355	1,355
Other long-term assets	5,691	5,365
Total assets	$1,079,539	$983,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,336	$17,234
Accrued expenses and other	67,894	59,219
Operating lease liabilities, current	41,211	32,583
Total current liabilities	134,441	109,036
Deferred income taxes	79	79
Operating lease liabilities	328,582	303,615
Other long-term liabilities	—	225
Total liabilities	463,102	412,955
Commitments and Contingencies (Note 9)
Stockholders' equity:
Common stock, par value $0.0001 per share; 2,500,000 shares authorized; 114,563 and 113,708 issued and outstanding, respectively	11	11
Treasury stock, at cost; 1,382 shares and 1,086 shares, respectively	(27,563)	(9,727)
Additional paid-in capital	1,039,952	1,028,181
Accumulated deficit	(395,963)	(447,663)
Total stockholders’ equity	616,437	570,802
Total liabilities and stockholders' equity	$1,079,539	$983,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Revenue	$243,817	$175,553	$736,318	$551,530
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	73,540	51,818	216,326	161,936
Labor	61,233	43,913	186,134	138,484
Occupancy	16,412	13,782	52,751	43,781
Other operating expenses	29,985	21,553	90,734	66,847
Total restaurant operating expenses	181,170	131,066	545,945	411,048
General and administrative expenses	29,830	24,472	91,951	76,817
Depreciation and amortization	14,325	11,528	45,380	35,096
Restructuring and other costs	230	1,092	582	5,160
Pre-opening costs	2,819	3,410	9,500	12,809
Impairment and asset disposal costs	1,675	1,190	3,795	4,295
Total operating expenses	230,049	172,758	697,153	545,225
Income from operations	13,768	2,795	39,165	6,305
Interest income, net	(4,091)	(3,956)	(12,829)	(4,630)
Other income, net	(50)	(120)	(188)	(412)
Income before taxes	17,909	6,871	52,182	11,347
(Benefit from) provision for income taxes	(57)	38	482	116
Net income	$17,966	$6,833	$51,700	$11,231

Earnings per share:
Basic	$0.16	$0.06	$0.45	$0.26
Diluted	$0.15	$0.06	$0.44	$0.24
Weighted-average common shares outstanding:
Basic	114,434	113,584	114,158	43,244
Diluted	118,430	117,713	118,191	45,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Twelve Weeks Ended October 6, 2024 and October 1, 2023

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—July 09, 2023	113,581	$11	1,037	$(8,085)	$1,020,428	$(456,545)	$555,809
Equity-based compensation	—	—	—	—	3,183	—	3,183
Shares purchased under equity plans	1	—	—	—	3	—	3
RSU vesting	11	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	(3)	—	3	(105)	—	—	(105)
Net income	—	—	—	—	—	6,833	6,833
Balance—October 1, 2023	113,590	$11	1,040	$(8,190)	$1,023,614	$(449,712)	$565,723

Balance—July 14, 2024	114,306	$11	1,378	$(27,066)	$1,036,421	$(413,929)	$595,437
Equity-based compensation	—	—	—	—	2,994	—	2,994
Shares purchased under equity plans	250	—	—	—	537	—	537
RSU vesting	11	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	(4)	—	4	(497)	—	—	(497)
Net income	—	—	—	—	—	17,966	17,966
Balance—October 6, 2024	114,563	$11	1,382	$(27,563)	$1,039,952	$(395,963)	$616,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Forty Weeks Ended October 6, 2024 and October 1, 2023

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 25, 2022	95,204	$662,308	1,409	$—	886	$(6,619)	$19,059	$(460,943)	$(448,503)
Equity-based compensation	—	—	—	—	—	—	5,854	—	5,854
Shares purchased under equity plans	—	—	62	—	—	—	292	—	292
RSU vesting	—	—	458	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	—	—	(154)	—	154	(1,571)	—	—	(1,571)
Proceeds from initial public offering, net of underwriting fees and offering costs of $29.3 million	—	—	16,611	1	—	—	336,110	—	336,111
Conversion of preferred stock	(95,204)	(662,308)	95,204	10	—	—	662,299	—	662,309
Net income	—	—	—	—	—	—	—	11,231	11,231
Balance—October 1, 2023	—	$—	113,590	$11	1,040	$(8,190)	$1,023,614	$(449,712)	$565,723

Balance—December 31, 2023	—	$—	113,708	$11	1,086	$(9,727)	$1,028,181	$(447,663)	$570,802
Equity-based compensation	—	—	—	—	—	—	9,943	—	9,943
Shares purchased under equity plans	—	—	361	—	—	—	1,828	—	1,828
RSU vesting	—	—	790	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	—	—	(296)	—	296	(17,836)	—	—	(17,836)
Net income	—	—	—	—	—	—	—	51,700	51,700
Balance—October 6, 2024	—	$—	114,563	$11	1,382	$(27,563)	$1,039,952	$(395,963)	$616,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Forty Weeks Ended
(in thousands)	October 6, 2024	October 1, 2023
Cash flows from operating activities:
Net income	$51,700	$11,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,380	35,069
Amortization of intangible assets	—	27
Equity-based compensation	9,943	5,854
Impairment and asset disposal costs	3,795	4,295
Changes in operating assets and liabilities:
Trade accounts receivable	(2,821)	(2,365)
Other accounts receivable	1,506	(2,591)
Inventories	(1,698)	(586)
Prepaid expenses and other	(929)	643
Operating lease assets	(24,735)	(26,177)
Accounts payable	5,037	1,601
Accrued expenses and other	10,395	16,437
Operating lease liabilities	33,601	29,650
Net cash provided by operating activities	131,174	73,088
Cash flows from investing activities:
Purchases of property and equipment	(80,389)	(107,564)
Net cash used in investing activities	(80,389)	(107,564)
Cash flows from financing activities:
Proceeds from long-term debt	—	6,000
Payments on long-term debt	—	(6,000)
Tax withholding on equity-based compensation awards	(17,836)	(1,571)
Shares purchased under equity plans	1,828	292
Proceeds from initial public offering, net of underwriting fees of $22.8 million	—	342,604
Offering costs paid	—	(5,141)
Payment of loan acquisition fees	—	(368)
Payments on finance lease obligations	(45)	(66)
Net cash (used in) provided by financing activities	(16,053)	335,750
Net change in cash and cash equivalents	34,732	301,274
Cash and cash equivalents - beginning of year	332,428	39,125
Cash and cash equivalents - end of period	$367,160	$340,399

Supplemental Disclosure of Cash Flow Information:
Offering costs not yet paid	$—	$243
Cash paid for income taxes	1,046	260
Change in accrued purchases of property and equipment	1,272	4,087
Conversion of redeemable preferred stock into common stock in connection with initial public offering	—	662,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company”, “CAVA”, “we”, “us”, and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of October 6, 2024, the Company operated 352 fast-casual CAVA Restaurants in 25 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in its restaurants and to be sold in grocery stores.
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
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The Company will apply the guidance beginning with its consolidated financial statements for the fiscal year ending December 29, 2024, which will, among other items, include additional segment expense disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 (our fiscal 2025) and early adoption is permitted. The amendments should be applied on a prospective basis, however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
The Company reviewed all other recently issued accounting standards and determined they were either not applicable or not expected to have a material impact on the Company’s financial position or results from operations.
JOBS Act Election—In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay adoption of certain accounting standards until those standards would apply to private companies. The Company is currently an emerging growth company and has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies and, as a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
As of July 14, 2024, the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million. As a result, the Company will become a large accelerated filer beginning December 30, 2024, the first day of our next fiscal year, and will no longer be an emerging growth company for future filings. As a large accelerated filer, the Company will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to the Company due to its status as an emerging growth company. These requirements include, but are not limited to: the requirement that the Company’s independent registered public accounting firm attest to the effectiveness of the Company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002; compliance with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements; the requirement that the Company provide more detailed disclosures regarding executive compensation; and, the requirement that the Company hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.
2.    REVENUE
The Company’s revenue was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Restaurant revenue	$241,499	$173,759	$729,173	$545,476
CPG revenue and other	2,318	1,794	7,145	6,054
Revenue	$243,817	$175,553	$736,318	$551,530
Revenue from the redemption of the Company’s gift cards and loyalty program is included in restaurant revenue. Refer to Note 5 (Accrued Expenses and Other) for the Company’s gift card and loyalty liability balances. Revenue recognized from the redemption of gift cards, included in the gift card liability at the beginning of the year was $0.3 million during each of the twelve weeks ended October 6, 2024 and October 1, 2023. Revenue recognized from the redemption of gift cards, included in the gift card liability at the beginning of the year was $1.5 million and $0.7 million during the forty weeks ended October 6, 2024 and October 1, 2023, respectively.
On October 7, 2024, the Company launched its reimagined loyalty program nationwide with the goal of developing personal relationships with guests as the Company scales its business. Under the reimagined loyalty program, points can be redeemed for various rewards, which consist of free food and beverage items. Points expire if an account is inactive for a period of six months, and earned rewards converted from points expire 60 days after they are issued. The Company expects that the change in the loyalty program will increase the loyalty liability balance in the future.
3.    FAIR VALUE
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis—Assets recognized or disclosed at fair value in the accompanying unaudited condensed consolidated financial statements on a nonrecurring basis may include items such as property and equipment, net, operating lease assets, goodwill, and intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Certain operating lease assets and leasehold improvements were measured at fair value, on a non-recurring basis, as of October 1, 2023 and April 16, 2023, in connection with impairment charges of $0.6 million and $1.3 million included within impairment and asset disposal costs in the accompanying unaudited condensed consolidated statements of operations for the twelve and forty weeks ended October 1, 2023, respectively. The fair value of these assets was concluded to be $0.7 million using an income approach (discounted cash flow method), which was measured using Level 3 inputs (unobservable inputs), including the discount rate and projected restaurant revenues and expenses.

4.    PROPERTY AND EQUIPMENT, NET
The following table presents the Company’s property and equipment, net:

(in thousands)	October 6, 2024	December 31, 2023
Land	$600	$600
Building	24,284	—
Leasehold improvements	315,602	268,245
Equipment and other	103,622	79,268
Furniture and fixtures	20,526	19,694
Computer hardware and software	50,668	46,437
Construction in progress	28,770	58,501
Total property and equipment, gross	544,072	472,745
Less accumulated depreciation	(180,856)	(142,015)
Total property and equipment, net	$363,216	$330,730
Construction in progress includes CAVA new restaurant openings and technology improvements as of both periods presented above. Building, as of October 6, 2024 and construction in progress as of December 31, 2023, includes the new production facility in Verona, Virginia, which commenced operations in the first quarter of fiscal 2024.
5.    ACCRUED EXPENSES AND OTHER
The following table presents the Company’s accrued expenses and other:

(in thousands)	October 6, 2024	December 31, 2023
Accrued payroll and payroll taxes	$29,244	$23,370
Accrued capital purchases	6,142	7,935
Sales and use tax payable	6,096	3,807
Gift card and loyalty liabilities	4,479	4,096
Other accrued expenses	21,933	20,011
Total accrued expenses and other	$67,894	$59,219
6.    DEBT
As of October 6, 2024, the Company had a revolving loan commitment with available borrowing capacity of $74.3 million, net of $0.7 million of outstanding letters of credit (the “2022 Credit Facility”), with JPMorgan Chase Bank, N.A. as administrative agent. The 2022 Credit Facility has a five-year term and matures on March 11, 2027. The 2022 Credit Facility included a delayed draw term loan facility (“DDTL”) of $24.0 million, which facility commitment terminated on August 15, 2024. Interest on loans under the 2022 Credit Facility are based on the one, three or six months Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility), as applicable, plus an applicable margin of 1.50% to 2.50% based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company is also required to pay a commitment fee for unused amounts under the 2022 Credit Facility (and a similar ticking fee with respect to undrawn loans under the DDTL through its termination), which ranges from 0.20% to 0.35% based on the Total Rent Adjusted Net Leverage Ratio. The 2022 Credit Facility is unconditionally guaranteed by certain of the Company’s domestic restricted subsidiaries and is secured, subject to permitted liens and other exceptions, by a first-priority security interest in and pledge of certain assets of the borrower and the guarantors. The 2022 Credit Facility includes customary restrictive covenants and covenants that require compliance with certain leverage ratios. As of October 6, 2024, the Company was in compliance with these financial and other covenants, and the Company had no borrowings under the 2022 Credit Facility.
7.    INCOME TAXES
The Company’s full pretax income for the twelve and forty weeks ended October 6, 2024 and October 1, 2023 was from U.S. domestic operations. The Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against deferred tax assets (“DTAs”).

A valuation allowance is provided when it is more likely than not that some portion or all of the DTAs will not be realized. The factors used to assess the likelihood of realization include the Company’s historical and forecasted future taxable income and available tax planning strategies that could be implemented to realize the net DTAs. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the most recent three-year period ended October 6, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of October 6, 2024 and December 31, 2023, a full valuation allowance has been recorded on the Company’s DTAs.
However, management has evaluated the Company’s recent profitability trends and believes that, if current trends persist, it is reasonably possible that in the fourth quarter of fiscal 2024, sufficient positive evidence will become available to allow the Company to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance to be released are subject to change based on the positive evidence, including, but not limited to, the level of expected profitability, that the Company is able to actually achieve in future periods.
8.    LEASES
The Company leases all of its CAVA Restaurants, its digital kitchens, its production facility in Laurel, Maryland, its collaboration center in Washington, D.C., and its support centers in Brooklyn, New York and Plano, Texas. The Company determines if a contract contains a lease at inception, and determines the classification of a lease, if necessary. Typically, restaurant leases have initial terms of 10 years and include five-year renewal options.
Supplemental disclosures of cash flow information related to leases were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Cash paid for operating lease liabilities	$14,580	$12,067	$42,990	$35,220
Operating lease assets obtained in exchange for operating lease liabilities	17,297	8,457	50,694	42,341
Derecognition of operating lease assets due to termination or impairment	—	236	109	3,022
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of October 6, 2024 and December 31, 2023, the Company had four irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.7 million. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
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
On April 27, 2022, the Company was named as a defendant in Hamman et al. v. Cava Group, Inc. in the U.S. District Court for the Southern District of California, which alleged that certain of the Company’s products were unfit for human consumption due to the packaging containing allegedly heightened levels of organic fluorine and unsafe per- and polyfluoroalkyl substances (“PFAS”), and that consumers were misled by certain marketing claims asserted by the Company regarding the health and sustainability of its products. Plaintiffs sought, among other relief, compensatory damages in an unspecified amount and medical monitoring. The Company settled the matter and the action was dismissed with prejudice on April 15, 2024.

On October 12, 2023, the Company was named as a defendant in GMO Free USA d/b/a Toxin Free USA v. Cava Group, Inc. in the Superior Court of the District of Columbia Civil Division, which alleged that the Company used unhealthy and unsustainable PFAS in its packaging, that its products contained synthetic biocides, and that its “healthy” and “sustainable” marketing claims constituted false and deceptive advertising. Plaintiffs sought declaratory and injunctive relief, including that the Company refrain from using or sourcing packaging containing PFAS and that it add certain product warnings, as well as payment of the plaintiffs’ attorney’s fees. The Company settled the matter and the action was dismissed with prejudice on April 16, 2024.
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
The accompanying unaudited condensed consolidated financial statements include an immaterial expense for the matters described above.
10.    EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense (including applicable payroll taxes) of $3.5 million and $12.2 million during the twelve and forty weeks ended October 6, 2024, and $3.2 million and $6.2 million during the twelve and forty weeks ended October 1, 2023, respectively, related to its equity incentive plans and employee stock purchase plan, recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	3,078	$11.45	6.8	$97,054
Granted	7	47.84
Exercised	(316)	2.42
Forfeited or expired	(53)	15.34
Outstanding - October 6, 2024	2,716	$12.52	6.5	$309,841

Exercisable - October 6, 2024	1,522	$8.20	4.9
Vested and expected to vest - October 6, 2024	2,716	$12.52	6.5	$309,841
As of October 6, 2024, unrecognized compensation expense related to option awards was $9.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.
A summary of the Company’s restricted stock unit (“RSU”) activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 31, 2023	2,653	$12.69	$113,985
Granted	34	63.24
Vested	(790)	11.31
Forfeited	(137)	14.77
Non-vested - October 6, 2024	1,760	$14.12	$222,816
As of October 6, 2024, unrecognized compensation expense related to RSU awards was $20.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

11.    EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings per common share:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Net income	$17,966	$6,833	$51,700	$11,231
Weighted-average shares outstanding:
Basic	114,434	113,584	114,158	43,244
Dilutive awards	3,996	4,129	4,033	2,722
Diluted	118,430	117,713	118,191	45,966
Earnings per common share:
Basic	$0.16	$0.06	$0.45	$0.26
Diluted	$0.15	$0.06	$0.44	$0.24
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted earnings per share as their impact would have been anti-dilutive:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Options to purchase common stock	—	—	2	—
Time-based vesting restricted stock units	—	—	1	—
Total common stock equivalents	—	—	3	—
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

Financial information for the Company’s reportable segments was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Revenue
CAVA	$241,499	$173,759	$729,173	$541,609
Zoes Kitchen	—	—	—	3,867
Other	2,318	1,794	7,145	6,054
Total revenue	243,817	175,553	736,318	551,530
Restaurant operating expenses (1)
CAVA	179,680	130,179	541,473	403,430
Zoes Kitchen	—	—	—	4,044
Other	1,490	887	4,472	3,574
Total restaurant operating expenses	181,170	131,066	545,945	411,048
Restaurant-level profit (loss)
CAVA	61,819	43,580	187,700	138,179
Zoes Kitchen	—	—	—	(177)
Other	828	907	2,673	2,480
Total restaurant-level profit	62,647	44,487	190,373	140,482
Reconciliation of restaurant-level profit to income before income taxes:
General and administrative expenses	29,830	24,472	91,951	76,817
Depreciation and amortization	14,325	11,528	45,380	35,096
Restructuring and other costs	230	1,092	582	5,160
Pre-opening costs	2,819	3,410	9,500	12,809
Impairment and asset disposal costs	1,675	1,190	3,795	4,295
Interest income, net	(4,091)	(3,956)	(12,829)	(4,630)
Other income, net	(50)	(120)	(188)	(412)
Income before taxes	$17,909	$6,871	$52,182	$11,347
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
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company”, “CAVA”, “we”, “us”, and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of October 6, 2024, the Company operated 352 fast-casual CAVA Restaurants in 25 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in our restaurants and to be sold in grocery stores.
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

The following table sets forth our key performance measures:

	Twelve Weeks Ended			Forty Weeks Ended
($ in thousands)	October 6, 2024	October 1, 2023	Change	October 6, 2024	October 1, 2023	Change
CAVA Revenue	$241,499	$173,759	$67,740	$729,173	$541,609	$187,564
CAVA Same Restaurant Sales Growth (1)	18.1%	14.1%	4.0%	11.1%	20.1%	(9.0)%
CAVA AUV (2)	$2,784	$2,640	$144	$2,784	$2,640	$144
CAVA Restaurant-Level Profit	$61,819	$43,580	$18,239	$187,700	$138,179	$49,521
CAVA Restaurant-Level Profit Margin	25.6%	25.1%	0.5%	25.7%	25.5%	0.2%
CAVA Restaurants	352	290	62	352	290	62
Net New CAVA Restaurant Openings	11	11	—	43	53	(10)
CAVA Digital Revenue Mix	35.8%	35.5%	0.3%	36.2%	36.1%	0.1%
Net income	$17,966	$6,833	$11,133	$51,700	$11,231	$40,469
Adjusted EBITDA (3)	$33,479	$19,788	$13,691	$101,144	$58,135	$43,009
Net income margin	7.4%	3.9%	3.5%	7.0%	2.0%	5.0%
Adjusted EBITDA margin (3)	13.7%	11.3%	2.5%	13.7%	10.5%	3.2%
__________________
(1)    To achieve an optimal comparison of fiscal weeks in the CAVA Same Restaurant Sales calculation in fiscal 2024, giving consideration to holiday periods, each week of fiscal 2023 was shifted by one week. As a result of this shift, approximately $2.3 million of revenue is not included in CAVA Same Restaurant Sales Growth for the forty weeks ended October 6, 2024. Had this shift not been made, CAVA Same Restaurant Sales Growth would have been 11.6% in the forty weeks ended October 6, 2024 and immaterially impacted in the twelve weeks ended October 6, 2024.
(2)    Presented on a trailing thirteen period basis. For purposes of calculating CAVA AUV for the reporting period ended October 6, 2024, the applicable measurement period is the trailing thirteen periods ended October 6, 2024, excluding the 53rd week of fiscal 2023. For the reporting period ended October 1, 2023, the applicable measurement period is the trailing thirteen periods ended October 1, 2023.
(3)    See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and Adjusted EBITDA Margin, and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA restaurant unit data:

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
CAVA Restaurants
Beginning of period	341	279	309	237
New CAVA restaurant openings(1)	11	11	44	54
Permanent closure	—	—	(1)	(1)
End of period	352	290	352	290
__________________
(1)    New CAVA restaurant openings during the twelve and forty weeks ended October 1, 2023 includes converted Zoes Kitchen locations.

Results of Operations
Our results of operations, on a consolidated basis and by segment, for the twelve and forty weeks ended October 6, 2024 and October 1, 2023 are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment. As of March 2, 2023, we no longer operate any Zoes Kitchen locations, and on October 20, 2023, our conversion strategy was completed with the last conversion restaurant opening. As a result, we have limited our discussion of the Zoes Kitchen segment. In addition, because our consolidated results of operations include the results of our Zoes Kitchen segment, we believe that our consolidated results of operations are less indicative of our performance as compared to our CAVA segment.

Comparison of the twelve weeks ended October 6, 2024 and October 1, 2023
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Twelve Weeks Ended
	October 6, 2024		October 1, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$241,499	100.0%	$173,759	100.0%	$67,740	39.0%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	72,230	29.9	51,085	29.4	21,145	41.4
Labor	61,233	25.4	43,913	25.3	17,320	39.4
Occupancy	16,412	6.8	13,782	7.9	2,630	19.1
Other operating expenses	29,805	12.3	21,399	12.3	8,406	39.3
Total restaurant operating expenses	179,680	74.4	130,179	74.9	49,501	38.0
Restaurant-level profit	$61,819	25.6%	$43,580	25.1%	$18,239	41.9%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $38.3 million increase from the 73 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 1, 2023. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 18.1%, which consisted of a 12.9% increase from guest traffic and a 5.2% increase from menu price and product mix.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to an $11.9 million increase from the 73 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 1, 2023. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 18.1%.
As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the June 3rd launch of grilled steak.
CAVA labor:
The increase in CAVA labor was primarily due to the 73 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 1, 2023. The remainder of the increase was primarily due to the impact of higher average hourly wages of 8%.
As a percentage of CAVA Revenue, CAVA labor increased due to the aforementioned incremental wage investments, which includes the impact of Assembly Bill 1228 in California (which we did not offset with an increase to menu price), partially offset by the impact of higher sales.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 73 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 1, 2023.
As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 73 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 1, 2023, CAVA Same Restaurant Sales Growth of 18.1%, and increased investments in the integrity of our physical spaces to support our increased restaurant volumes.

As a percentage of CAVA Revenue, CAVA other operating expenses were flat primarily due to operating leverage associated with higher sales offset by the aforementioned investments in the integrity of our physical spaces in support of our increased restaurant volumes.
Other Results
The following table summarizes remaining activity related to our CPG operations:

	Twelve Weeks Ended
	October 6, 2024		October 1, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$2,318	100.0%	$1,794	100.0%	$524	29.2%
Food, beverage, and packaging	1,310	56.5	733	40.9	577	78.7
Other operating expenses	180	7.8	154	8.6	26	16.9
The increases noted above were primarily a result of increased sales of dips, spreads, and dressings.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Twelve Weeks Ended
(in thousands)	October 6, 2024		October 1, 2023		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$243,817	100.0%	$175,553	100.0%	$68,264	38.9%
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	73,540	30.2	51,818	29.5	21,722	41.9
Labor	61,233	25.1	43,913	25.0	17,320	39.4
Occupancy	16,412	6.7	13,782	7.9	2,630	19.1
Other operating expenses	29,985	12.3	21,553	12.3	8,432	39.1
Total restaurant operating expenses	181,170	74.3	131,066	74.7	50,104	38.2
General and administrative expenses	29,830	12.2	24,472	13.9	5,358	21.9
Depreciation and amortization	14,325	5.9	11,528	6.6	2,797	24.3
Restructuring and other costs	230	0.1	1,092	0.6	(862)	(78.9)
Pre-opening costs	2,819	1.2	3,410	1.9	(591)	(17.3)
Impairment and asset disposal costs	1,675	0.7	1,190	0.7	485	40.8
Total operating expenses	230,049	94.4	172,758	98.4	57,291	33.2
Income from operations	13,768	5.6	2,795	1.6	10,973	N/M
Interest income, net	(4,091)	(1.7)	(3,956)	(2.3)	(135)	3.4
Other income, net	(50)	—	(120)	(0.1)	70	(58.3)
Income before taxes	17,909	7.3	6,871	3.9	11,038	160.6
(Benefit from) provision for income taxes	(57)	—	38	—	(95)	N/M
Net income	$17,966	7.4%	$6,833	3.9%	$11,133	162.9%
__________________
N/M data not meaningful
Revenue:
The increase in consolidated revenue was primarily driven by a $67.7 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.
Food, beverage, and packaging:
The increase in consolidated food, beverage, and packaging was primarily driven by a $21.1 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.
Labor:
The increase in consolidated labor was driven by a $17.3 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.
Occupancy:
The increase in consolidated occupancy was driven by a $2.6 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.
Other operating expenses:
The increase in consolidated other operating expenses was driven by an $8.4 million increase in our CAVA segment. Refer to CAVA Segment Results above for more information.

General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth and the timing of performance-based incentive compensation.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 73 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 1, 2023 and the commencement of operations at our new manufacturing facility in Verona, Virginia in the first quarter of fiscal 2024.
Restructuring and other costs:
The decrease in restructuring and other costs was due in part to costs incurred in the prior year quarter in connection with our Zoes Kitchen conversion strategy.
Pre-opening costs:
The decrease in pre-opening costs was due to the volume and timing of new CAVA restaurant openings.
Impairment and asset disposal costs:
The increase in impairment and asset disposal costs was primarily due to the impact of Hurricane Helene on one of our restaurants in North Carolina and investments in the integrity of our physical spaces in support of our increased restaurant volumes, partially offset by a $0.6 million impairment charge recorded in the prior year quarter.
Interest income, net:
The increase in interest income, net, was due to interest income associated with higher short term investments as a result of proceeds from the IPO.
Income taxes:
The Company’s effective tax rates for the twelve and forty weeks ended October 6, 2024 and October 1, 2023 were not meaningful due to the valuation allowance recorded against deferred tax assets (“DTAs”). Management has evaluated our recent profitability trends and believes that, if current trends persist, it is reasonably possible that in the fourth quarter of fiscal 2024, sufficient positive evidence will become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance to be released are subject to change based on the positive evidence, including, but not limited to, the level of expected profitability, that we are able to actually achieve in future periods.
Comparison of the forty weeks ended October 6, 2024 and October 1, 2023
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Forty Weeks Ended
	October 6, 2024		October 1, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$729,173	100.0%	$541,609	100.0%	$187,564	34.6%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	212,414	29.1	157,720	29.1	54,694	34.7
Labor	186,134	25.5	136,978	25.3	49,156	35.9
Occupancy	52,751	7.2	43,273	8.0	9,478	21.9
Other operating expenses	90,174	12.4	65,459	12.1	24,715	37.8
Total restaurant operating expenses	541,473	74.3	403,430	74.5	138,043	34.2
Restaurant-level profit	$187,700	25.7%	$138,179	25.5%	$49,521	35.8%

CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $125.0 million increase from the 115 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 1, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 11.1%, which consisted of a 6.6% increase from guest traffic and a 4.5% increase from menu price and product mix. To achieve an optimal comparison of fiscal weeks in the CAVA Same Restaurant Sales calculation giving consideration to holiday periods, each week of fiscal 2023 was shifted by one week. As a result of this shift, approximately $2.3 million of revenue is not included in CAVA Same Restaurant Sales Growth.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $37.5 million increase from the 115 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 1, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 11.1%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging was flat primarily due to input costs associated with the June 3rd launch of grilled steak offset by lower other input costs.
CAVA labor:
The increase in CAVA labor was primarily due to the 115 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 1, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to the impact of higher average hourly wages of 8%.
As a percentage of CAVA Revenue, CAVA labor increased due to the aforementioned incremental wage investments, which include the impact of Assembly Bill 1228 in California (which we did not offset with an increase to menu price), partially offset by the impact of higher sales.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 115 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 1, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 115 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 1, 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations, investments in the integrity of our physical spaces in support of our increased restaurant volumes, and CAVA Same Restaurant Sales Growth of 11.1%.
As a percentage of CAVA Revenue, CAVA other operating expenses increased due in part to the aforementioned investments in the integrity of our physical spaces in support of our increased restaurant volumes, partially offset by operating leverage associated with higher sales.

Zoes Kitchen Segment Results
The following table summarizes the results of the Zoes Kitchen segment:

	Forty Weeks Ended
	October 6, 2024		October 1, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$—	—%	$3,867	100.0%	$(3,867)	N/M
Restaurant operating expenses, excluding depreciation and amortization:
Food, beverage, and packaging	—	—	1,141	29.5	(1,141)	N/M
Labor	—	—	1,506	38.9	(1,506)	N/M
Occupancy	—	—	508	13.1	(508)	N/M
Other operating expenses	—	—	889	23.0	(889)	N/M
Total restaurant operating expenses	—	—	4,044	104.6	(4,044)	N/M
Restaurant-level loss	$—	—%	$(177)	(4.6)%	$177	N/M
__________________
N/M data not meaningful
As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations, which resulted in the decreases above.
Other Results
The following table summarizes remaining activity related to our CPG operations:

	Forty Weeks Ended
	October 6, 2024		October 1, 2023		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$7,145	100.0%	$6,054	100.0%	$1,091	18.0%
Food, beverage, and packaging	3,912	54.8	3,075	50.8	837	27.2
Other operating expenses	560	7.8	499	8.2	61	12.2
The increases noted above were primarily a result of increased sales of dips, spreads, and dressings.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Forty Weeks Ended
(in thousands)	October 6, 2024		October 1, 2023		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$736,318	100.0%	$551,530	100.0%	$184,788	33.5%
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	216,326	29.4	161,936	29.4	54,390	33.6
Labor	186,134	25.3	138,484	25.1	47,650	34.4
Occupancy	52,751	7.2	43,781	7.9	8,970	20.5
Other operating expenses	90,734	12.3	66,847	12.1	23,887	35.7
Total restaurant operating expenses	545,945	74.1	411,048	74.5	134,897	32.8
General and administrative expenses	91,951	12.5	76,817	13.9	15,134	19.7
Depreciation and amortization	45,380	6.2	35,096	6.4	10,284	29.3
Restructuring and other costs	582	0.1	5,160	0.9	(4,578)	(88.7)
Pre-opening costs	9,500	1.3	12,809	2.3	(3,309)	(25.8)
Impairment and asset disposal costs	3,795	0.5	4,295	0.8	(500)	(11.6)
Total operating expenses	697,153	94.7	545,225	98.9	151,928	27.9
Income from operations	39,165	5.3	6,305	1.1	32,860	N/M
Interest income, net	(12,829)	(1.7)	(4,630)	(0.8)	(8,199)	177.1
Other income, net	(188)	—	(412)	(0.1)	224	(54.4)
Income before taxes	52,182	7.1	11,347	2.1	40,835	N/M
Provision for income taxes	482	0.1	116	—	366	N/M
Net income	$51,700	7.0%	$11,231	2.0%	$40,469	N/M
__________________
N/M data not meaningful
Revenue:
The increase in consolidated revenue was primarily driven by a $187.6 million increase in our CAVA segment, partially offset by a $3.9 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to CAVA Segment Results above for more information.
Food, beverage, and packaging:
The increase in consolidated food, beverage, and packaging was primarily driven by a $54.7 million increase in our CAVA segment, partially offset by a $1.1 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Labor:
The increase in consolidated labor was primarily driven by a $49.2 million increase in our CAVA segment, partially offset by a $1.5 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
Occupancy:
The increase in consolidated occupancy was primarily driven by a $9.5 million increase in our CAVA segment, partially offset by a $0.5 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.

Other operating expenses:
The increase in consolidated other operating expenses was primarily driven by a $24.7 million increase in our CAVA segment, partially offset by a $0.9 million decrease in our Zoes Kitchen segment. Refer to CAVA Segment Results above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth, higher equity-based compensation associated with awards made in connection with the IPO, and recurring public company costs, partially offset by $1.1 million in certain non-recurring public company costs in the prior year period.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 115 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 1, 2023, the commencement of operations at our new manufacturing facility in Verona, Virginia in the first quarter of fiscal 2024, and technology improvements.
Restructuring and other costs:
The decrease in restructuring and other costs was primarily due to costs incurred in the prior year period in connection with our Zoes Kitchen conversion strategy, public company readiness, and the relocation of our collaboration center.
Pre-opening costs:
The decrease in pre-opening costs was due to the volume and timing of new CAVA restaurant openings.
Impairment and asset disposal costs:
The decrease in impairment and asset disposal costs was primarily due to $1.3 million of impairment charges and higher costs in connection with Zoes Kitchen actual and anticipated closures in the prior year period, partially offset by investments in the integrity of our physical spaces in support of our increased restaurant volumes and the impact of Hurricane Helene on one of our restaurants in North Carolina.
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
The following tables provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA Margin:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 6, 2024	October 1, 2023	October 6, 2024	October 1, 2023
Net income	$17,966	$6,833	$51,700	$11,231
Non-GAAP Adjustments
Interest income, net	(4,091)	(3,956)	(12,829)	(4,630)
(Benefit from) provision for income taxes	(57)	38	482	116
Depreciation and amortization	14,325	11,528	45,380	35,096
Equity-based compensation	3,481	3,183	12,222	6,166
Other income, net	(50)	(120)	(188)	(412)
Impairment and asset disposal costs	1,675	1,190	3,795	4,295
Restructuring and other costs	230	1,092	582	5,160
Certain non-recurring public company costs	—	—	—	1,113
Adjusted EBITDA	$33,479	$19,788	$101,144	$58,135

Revenue	$243,817	$175,553	$736,318	$551,530
Net income margin	7.4%	3.9%	7.0%	2.0%
Adjusted EBITDA Margin	13.7%	11.3%	13.7%	10.5%
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
Cash Overview
We had cash and cash equivalents of $367.2 million and $332.4 million as of October 6, 2024 and December 31, 2023, respectively. For the forty weeks ended October 6, 2024, our operations were funded from cash flows from operations.

Our principal uses of liquidity for the forty weeks ended October 6, 2024 were to fund new restaurant openings, working capital needs and the finalization of construction of our new production facility in Verona, Virginia.
Cash Flows
The following table summarizes our cash flows:

	Forty Weeks Ended		Change
(in thousands)	October 6, 2024	October 1, 2023	$	%
Net cash provided by operating activities	$131,174	$73,088	$58,086	79.5%
Net cash used in investing activities	(80,389)	(107,564)	27,175	(25.3)
Net cash (used in) provided by financing activities	(16,053)	335,750	(351,803)	(104.8)
Net change in cash and cash equivalents	$34,732	$301,274	$(266,542)	(88.5)%
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
Financing Activities:
The change in net cash (used in) provided by financing activities was primarily due to proceeds from the IPO in the prior year period and higher tax withholding obligations arising from the vesting of restricted stock units in the forty weeks ended October 6, 2024 compared with the prior year period.
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
Recent Accounting Pronouncements
Refer to Item 1, Financial Statements, Note 1 (Nature of Operations and Basis of Presentation).
JOBS Act Election
We are currently an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. As of July 14, 2024, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, the Company will become a large accelerated filer beginning December 30, 2024, the first day of our next fiscal year, and will no longer be an emerging growth company for future filings. Therefore, as of that date, we will be required to comply with new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 6, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Financial Statements, Note 9 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2023 Annual Report, except as follows:
We will no longer qualify as an “emerging growth company” after December 29, 2024, and, as a result, we will have to comply with increased disclosure and compliance requirements.
We are currently an “emerging growth company” as defined in the JOBS Act. However, because the market value of our common stock held by non-affiliates exceeded $700.0 million as of July 14, 2024, we will no longer qualify as an emerging growth company as of December 29, 2024, the last day of our current fiscal year, and will be a large accelerated filer beginning December 30, 2024 for future filings.
As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•the requirement that we provide more detailed disclosures regarding executive compensation; and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
The loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer together with being a public company has resulted and will continue to result in increased legal, accounting and financial compliance costs, and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the twelve weeks ended October 6, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 15, 2024 to August 11, 2024	619	$79.99	—	—
August 12, 2024 to September 8, 2024	98	116.13	—	—
September 9, 2024 to October 6, 2024	3,525	123.63	—	—
Total	4,242	$117.09	—	—
__________________
(1) Purchases made to satisfy the income tax withholding obligations of certain employees upon the vesting and delivery of restricted stock units issued under the Company's 2015 Equity Incentive Plan and 2023 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the twelve weeks ended October 6, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2024.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)