Form 10-K
period 2024-12-29
CAVA GROUP, INC.
filed 2025-02-26
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 12, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates was $6.9 billion based on the closing price of the registrant’s common stock. For purposes of this calculation, shares of common stock held by the registrant’s executive officers and directors and certain significant stockholders have been excluded since those persons may under certain circumstances be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 115,594,585 shares of common stock outstanding as of February 18, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders, which will be filed no later than 120 days after the registrant’s fiscal year ended December 29, 2024.

Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements relate to matters such as our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. These statements may include words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” “outlook,” the negative version of these words, or similar terms and phrases.
The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify, including those described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control.
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

Summary of Risk Factors
An investment in our common stock involves risks. The following risks, trends, and uncertainties, which are discussed more fully in “Item 1A. Risk Factors,” and all of the other information contained in this Annual Report on Form 10-K should be considered carefully before investing in our common stock. These risks include, but are not limited to, the following:
•We operate in a highly competitive industry;
•Our future growth depends on our ability to open new restaurants while managing our growth effectively and maintaining our culture, and our historical growth may not be indicative of our future growth;
•We may not be able to successfully identify appropriate locations and develop and expand our operations in existing and new markets;
•New restaurants may not be profitable, and may negatively affect sales at our existing locations;
•Negative changes in guest perception of our brand could negatively impact our business;
•Our efforts to market our restaurants and brand may not be successful;
•Food safety issues and food-borne illness concerns may harm our business;
•If we are unable to maintain or increase prices, our margins may decrease;
•The growth of our business depends on our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings;
•Economic factors and guest behavior trends, which are uncertain and largely beyond our control, may adversely affect guests’ behavior and our ability to maintain or increase sales at our restaurants;
•We are subject to risks associated with leasing property;
•We may not be able to successfully expand our digital and delivery business, which is subject to risks outside of our control;
•Our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business;
•We may not realize the anticipated benefits from past and potential future acquisitions, investments or other strategic initiatives;
•We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations;
•Our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations;
•We may not successfully optimize, operate, and manage our production facilities;
•We may experience shortages, delays, or interruptions in the delivery of food items and other products;
•We may face increases in food, commodity, energy, and other costs;
•We may face increases in labor costs, labor shortages, and difficulties in our ability to identify, hire, train, motivate, and retain the right Team Members;
•Our success depends on our ability to attract, develop, and retain our management team and key Team Members;
•Security breaches of our electronic processing of credit and debit card transactions, the CAVA app, or confidential guest or Team Member information (including personal information) may adversely affect our business;
•Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity;
•We rely heavily on information technology systems, and failures of, or interruptions in, or not effectively scaling and adapting, our information technology systems could harm our business;
•We are subject to evolving rules and regulations with respect to environmental, social, and governance (“ESG”) matters; and
•Climate change and volatile adverse weather conditions could adversely affect our restaurant sales or results of operations.

Glossary
The following definitions apply to these terms as used in this Annual Report on Form 10-K:
“Adjusted EBITDA” is defined as net income adjusted to exclude interest income, net, (benefit from) provision for income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, restructuring and other costs, and certain non-recurring public company costs in each case, to the extent applicable in a given fiscal year. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA for fiscal 2024 and 2023;
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA as a percentage of revenue;
“Adjusted Net Income” is defined as net income adjusted to exclude the net benefit associated with the release of a valuation allowance previously recorded against deferred tax assets. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted Net Income for fiscal 2024 and 2023;
“Adjusted Net Income Margin” is defined as Adjusted Net Income as a percentage of revenue;
“CAVA Average Unit Volume” or “CAVA AUV” represents total revenue of operating CAVA Restaurants that were open for the entire trailing thirteen periods, and digital kitchens’ sales for such period, divided by the number of operating CAVA Restaurants that were open for the entire trailing thirteen periods;
“CAVA digital kitchen” is defined to include kitchens used for third-party marketplace and native delivery, digital order pickup, and/or centralized catering production, and that has neither in-restaurant dining nor customer-facing make lines;
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
“Collaboration Center Organization” represents Team Members who work out of our restaurant collaboration center located in Washington, D.C., as well as our support centers located in Brooklyn, New York, and Plano, Texas, together with remote and hybrid Team Members whose job responsibilities support our operations;
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

Part I
Item 1. Business
Our Mission
To Bring Heart, Health, And Humanity To Food
General
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our,” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. As of December 29, 2024, we operate 367 fast-casual CAVA Restaurants in 25 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. Our dips, spreads, and dressings are centrally produced and sold in grocery stores.
Business Strategy
We believe that our differentiated offerings and broad appeal give us significant opportunity in the Mediterranean and health and wellness food categories. Our guests span age groups, genders, and income brackets with a strong Millennial and a growing Gen Z contingent. The broad appeal of our brand is evidenced by substantial diversity across geographies, formats, dayparts, and channels. We are in the early stages of fulfilling our total restaurant potential, and we believe there is opportunity for more than 1,000 CAVA restaurants in the United States by 2032. We believe we are well positioned to benefit from the following strong and emerging trends:
•Evolving consumer preferences for authentic and ethnic cuisine
•Increased focus on health and wellness
•Emphasis on combined quality and convenience
We aim to create an industry-leading, category defining brand rooted in the following strategic pillars:
Expand our Mediterranean Way in Communities Across the Country
•Grow our footprint and expand multi-channel access
•Fuel our culinary innovation and communication engine to drive traffic, mix, and check
•Express the essence of our category-defining concept consistently across brand properties
Develop Personal Relationships with Guests, Even as We Scale
•Leverage our digital ecosystem to enable more personalized communication with guests
•Deepen our connections with guests and drive increased frequency with our reimagined loyalty offering
•Create a cohesive physical and digital journey
Run Great Restaurants, Every Location, Every Shift
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
Our menu fulfills a broad range of dietary preferences, from hearty and indulgent to vegan, vegetarian, gluten-free, dairy-free, paleo, keto, and nut-free diets. We have designed our menu to offer vibrant flavors using fresh, high-quality ingredients inspired by our Mediterranean roots. Our guests can choose a chef-curated meal or a build-your-own-bowl or pita using our 38 ingredients with over 17.4 billion combinations. We make it deliciously simple to eat well and feel good every day.
People and Culture
As of December 29, 2024, we employed approximately 10,300 Team Members in our restaurants and 390 within manufacturing and our Collaboration Center Organization. From the very beginning, our founders were focused on ensuring CAVA treated all Team Members with generosity – we believe the health and well-being of our Team Members are just as important as the health of our food. Our Employee Net Promoter Score indicates we have a highly engaged team according to Denison Consulting, which conducted our 2024 Team Member engagement survey.
Our Values
We maintain a core set of values that guide the organization and our culture. They are:
•Generosity First, Always - We lead with kindness. Our best work happens when we act in service of others.
•Constant Curiosity - We are eager to learn, grow, and explore beyond the obvious.
•Act with Agility - We welcome change; it’s the only constant. We embrace, adjust, and adapt.
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
Talent Development
Inspired by our Mediterranean Way and defined by a genuine expression of hospitality and warmth, we want our Team Members – who are vital to our growth and carry on the CAVA culture every day – to build a career, not merely find employment. We continuously nurture our talent-rich pipeline by offering a clear promotional track for Team Members to become General Managers. A key component of our Team Member development pipeline includes a nationwide training network led by our Academy General Managers, who we have identified as achieving strong operational and financial results at the restaurants they operate.
Total Rewards
We believe recognition and rewards are key to a healthy and vibrant culture. We offer our Team Members competitive compensation and benefits including:
•medical, dental, and vision insurance for full-time Team Members and a mini-medical plan for part-time Team Members including office visits, telemedicine, behavioral health, and prescription discounts, among other items;
•401K matching;
•an employee stock purchase plan that gives virtually all our Team Members an ownership opportunity;
•an Employee Assistance Program that covers paid mental health benefits and counseling for all Team Members and their household members, elder care services, alcohol and drug dependency programs, continuing education and college planning, marriage and relationship counseling, relocation guidance, and family planning assistance;
•continuing education, including a tuition discount program in partnership with University of Maryland Global Campus for any Team Member wanting to further their education;
•financial assistance for adoption and family planning through our Well Being program for all Team Members;
•free meals to all Team Members during working hours and discounted meals outside of working hours; and
•short- and long-term incentive programs for Team Members who hold a position above General Manager, including Team Members within manufacturing and our Collaboration Center Organization, while our General Managers participate in a short-term incentive program.
Creating an Inclusive Culture
Guided by the skills and insights of our Team Members, we’re intentional about bringing down barriers and creating a more inclusive world where everyone is welcome at our table.

We are strongly committed to supporting and engaging all Team Members. Diversity cultivation is one of seven core competencies we use to highlight the behaviors we expect of Team Members, which includes leveraging thoughts and insights of all Team Members. In addition, inclusivity is a hallmark of several of our other core competencies, such as enterprise leadership, service mindset, and people development. We have a Team Member resource group, Allies in Motion (AIM), which encourages our Team Members to celebrate and learn about underrepresented groups to build a better world for our guests, other Team Members, and community. In addition, on average, we rank in the top quintile within the diversity and inclusion category, based on our Team Members’ responses to our 2024 Team Member engagement survey.
Real Estate
Our market evaluation and site selection process is data-driven and includes reviewing characteristics such as geography, presence of peer brands, demographic and psychographic data, urban/suburban balance, foot- and vehicle-traffic, retail and daily needs, employment and daytime activity, adjacent retailers, and volume potential.
Our restaurant designs are flexible and adaptable to fit any site, which allows us to enhance and tailor our format to our guests’ preferences, including their preferred channels. Each CAVA Restaurant includes walk-the-line ordering and digital pick-up capabilities, as well as a separate digital make line to maximize throughput. Many of our 2025 restaurant openings in new markets will incorporate elements of our new Project Soul design, which, in addition to convenience, expresses our Mediterranean hospitality and taps into guests’ desire for human connection, including softer seating, more greenery and a warmer brand pallet. Our restaurants generally range from 2,000 to 3,000 square feet in size and seat approximately 30 to 60 guests indoors. As of December 29, 2024, we offered drive-thru pick-up at 53 locations. In select markets, we operate CAVA digital kitchens to serve as centralized production hubs and are currently piloting CAVA hybrid kitchens where we believe there is strong demand for our catering services.
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
Manufacturing and Distribution
We operate a 30,000-square-foot production facility in Laurel, Maryland, a state-of-the-art 55,000-square-foot production facility in Verona, Virginia, and a 4,000-square-foot distribution facility in Edison, New Jersey, which we use primarily for CPG distribution in the Northeast. We expect that our production facilities will support at least 750 restaurants, as well as our CPG business, with the potential to add capacity over time. We believe these strategic investments give us several key advantages, including the ability to create our signature dips and spreads with quality, consistency, and efficiency with the adoption of facilities and capabilities that are difficult to replicate.
Sustainability
Since our beginning, we have been committed to the well-being of people and the planet.
We believe in serving the full scope of human needs. CAVA offers benefits such as paid time off to vote and work in the community, adoption assistance, and mental health services for all Team Members and their immediate families. Starting in our restaurants, we work to create clear development paths for all of our Team Members, so they can have not just a good job, but the opportunity to build a great career. We have also created our non-profit Goodness Fund that allows all Team Members to help one another, in partnership with company contributions. Any Team Member can apply for financial assistance in the event of an unexpected financial hardship.
Utilizing food as a force for good, we cultivate relationships with our neighbors through local food-based non-profit groups. When we open a new restaurant, we host “Community Days,” where we provide free meals, and suggest and match donations to benefit local nonprofit partners that focus on underserved neighborhoods. We launched a national food donation program in the fall of 2023 to donate fresh, healthy, and delicious unused food prepared during each new restaurant’s training period to local community members. This work is part of our commitment to fighting hunger and reducing food waste.
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
Marketing
Our marketing strategy is anchored in our growth mindset and centered on the needs of our guests. We are focused on creating, capturing, and retaining demand by increasing our brand awareness while also building upon our existing value proposition to our guests.
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
We recently launched our reimagined loyalty program nationwide with the goal of deepening personal relationships with guests, even as we scale. Our reimagined loyalty program includes an earn and bank points model with a menu of reward redemption options, from our freshly made juices to entrées. Since its launch, loyalty sales have grown more than 2%. This initial phase of a multi-phased approach will grow our first-party data and help us share our Mediterranean hospitality across platforms in ways that resonate with guests on a personal level.
Restaurant Marketing
We strive to give our guests the warm and welcoming feeling of the Mediterranean with each visit to our restaurants. Our Community Days help us share our Mediterranean Way with new and existing guests and authentically engage with the communities we serve by partnering with and showcasing local organizations and charities. This work reinforces our mission and drives interest and excitement for our brand, which in turn helps to attract guests and support the strong performance of our restaurants. We also leverage our large social media following and frequently advertise our new restaurant openings on social media channels. We routinely announce new restaurants and Community Days to local media, and from time to time deliver flyers and menus to the homes and offices in the neighborhood to drive awareness and excitement.
Digital Business
As consumers evolve and look for more convenient and personalized ways to engage with CAVA, our digital strategy is a key element of our growth strategy. We have developed an extensive multi-channel experience that consists of in-restaurant dining, digital pick-up, drive-thru pick-up in select restaurants, delivery, catering, and CPG offerings, fully supported by our robust digital infrastructure. Our CAVA Digital Revenue Mix was 36.4% and 36.0% in fiscal 2024 and 2023, respectively. We are in the early stages of our catering program and plan to expand our catering capabilities to more CAVA restaurants around the country by leveraging our kitchen production in 2025.
Quality and Food Safety
We are deeply committed to food safety. Our food safety and quality assurance (“FSQA”) team establishes and monitors our food safety programs and protocols and is responsible for reviewing and ensuring that our suppliers, restaurants, restaurant Team Members, and production facilities operate in compliance with our food safety standards and federal and state legal requirements. Our approach to food safety is interdepartmental. Our FSQA, supply chain, culinary, and operations teams work together to implement our standards for food safety, restaurant cleanliness, and employee health protocols. In addition, we periodically conduct reviews in an effort to confirm that our ongoing food safety practices across our operations are robust and efficient. The CAVA Food Safety Council, which is comprised of independent outside food safety experts, also supplements the knowledge and experience of our FSQA team and advises us on key initiatives in our restaurants and manufacturing facilities.

Our Suppliers
As part of new suppliers’ onboarding, we review applicable food safety and quality programs as well as general insurance coverage as appropriate. We perform site visits to evaluate certain suppliers’ compliance with our food safety standards and requirements. In addition, we periodically review certain suppliers’ compliance with their own internal processes and review their third-party audits.
Our Restaurants
To enhance our compliance with food safety and other regulatory requirements, our restaurants use customizable technology, giving us the flexibility to design and implement processes tailored to our specific needs. We contract with third-party auditing services to regularly monitor restaurant performance through unannounced and announced food safety assessments with program standards that are designed to meet the requirements of local health departments. To align incentives and increase accountability, adherence to food safety standards at restaurants is taken into account in determining the compensation of our General Managers, Academy General Managers, and other restaurant operations leaders.
Our Production Facilities
We operate two production facilities, one in Maryland and one in Virginia. These facilities are licensed to produce and warehouse food products in their respective states and are also registered with the U.S. Food and Drug Administration. Our production facilities’ processes and systems are designed to mitigate the risk of contamination and illness and help ensure compliance with applicable food safety regulations and standards. As required by our food safety programs and regulatory oversight, we have developed and implemented comprehensive Good Manufacturing Practices and Food Safety Plans. In addition, for certain of our offerings, we comply with standards of organic and kosher certifying agencies and the Gluten-Free Certification Organization.
Our production facility in Maryland holds a number of third-party certificates, including achieving a high rating based on the British Retail Consortium’s Global Standard for Food Safety, providing independent and external verification that our ingredients, food products, and/or processes comply with applicable food safety regulations and third-party standards. Additionally, our recently opened production facility in Virginia will be evaluated under the same third-party standards.
Competition
The restaurant industry is highly competitive with respect to, among other things, food quality and presentation, taste preferences, price, brand reputation, digital engagement, service, value, and location. The food manufacturing industry is also highly competitive with respect to, among other things, food quality, taste, functional benefits, nutritional value and ingredients, convenience, brand loyalty and positioning, food variety, product packaging, shelf space, price, and promotional activities. We face significant competition from national, regional, and locally-owned restaurants, including limited service restaurants, particularly within the fast-casual dining and traditional fast-food categories, which offer in-restaurant, carry-out, delivery, and/or catering services. We also compete with grocery stores, meal subscription services, and delivery kitchens, especially those that target guests who seek high-quality food. Our CPG business also faces competition from other producers of dips and spreads and other pantry and food items.
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
Intellectual Property
We rely on a combination of trademark, patent, trade secret, copyright, and other intellectual property laws, as well as contractual provisions, including in employment, confidentiality, and inventions assignment agreements, to protect our intellectual property, intangible assets, and associated proprietary rights. Our intellectual property, particularly our trademarks, is material to the conduct of our business and our marketing efforts, as our brand recognition is one of our key differentiating factors from our competitors. The success of our business depends in part on our ability to use our trademarks, service marks, and other intellectual property, including our name and logos, and the unique character, atmosphere, and ambiance of our restaurants, to increase brand awareness and further develop our brand reputation in the market. In the United States, we have obtained trademark registrations for key trademarks including CAVA, CRAZY FETA, SPLENDIDGREENS, and CAVA DIGITAL KITCHEN. We are currently pursuing additional trademark registrations in the United States and will continue to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. We also own three issued patents in the United States, which cover various features relating to our sentence builder system, walk-the-line functionality, and other functionality used in the CAVA app. A further continuation patent application has been filed that seeks to further broaden the scope of protection for features included in the CAVA app and which seeks more expansive coverage for the walk-the-line functionality and other functionality. In addition, we have registered the cava.com domain name, which we use in connection with our primary online platform.
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
Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, California Assembly Bill No. 1228, which increases the state’s minimum wage and creates a council to set minimum wages and recommend regulations to address working conditions and other matters in the broadly defined fast food industry, and a variety of similar federal, state, and local laws (such as fair work week laws, various wage and hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees, the U.S. Equal Employment Opportunity Commission, the Department of Labor, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters, and we have been a party to such matters in the past. These lawsuits and investigations require resources and attention from our senior management and can result in material fines, penalties, and/or settlements, some or all of which may not be covered by insurance, as well as significant remediation efforts that may be costly and time consuming, and which we may not implement effectively.
We are also subject to the Americans with Disabilities Act of 1990 and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas, including our restaurants, website, and smartphone applications.
For a discussion of the various risks we face from regulation and compliance matters, see Item 1A. “Risk Factors—Risks Related to Legal and Governmental Regulation” for more information.
Seasonality
Seasonal factors influencing our business are described under the heading “Fiscal Calendar and Seasonality” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Corporate and Available Information
We were incorporated in 2015 in Delaware. Our principal offices, which we refer to as our restaurant collaboration center, are located at 14 Ridge Square NW, Suite 500, Washington, D.C. and our telephone number is (202) 400-2920. Our website address is www.cava.com. We completed our initial public offering (“IPO”) in June 2023 and our common stock is listed on the New York Stock Exchange under the symbol “CAVA.”
CAVA’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended (the “Exchange Act”), are publicly available free of charge on the Investor Relations section of our website at investor.cava.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also make available through the Investor Relations Section of our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Board committee charters. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report CAVA files with, or furnishes to, the SEC.
Item 1A. Risk Factors
You should carefully consider the following risk factors as well as the other information set forth in this Annual Report on Form 10-K (this “Annual Report”), including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. If any of the following risks actually occurs, our business, results of operations, prospects, and financial condition may be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including but not limited to overall economic and industry conditions, and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations, or the trading price of our common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”
Risks Related to Our Business and Our Industry
We operate in a highly competitive industry.
The restaurant industry is highly competitive with respect to, among other things, food quality and presentation, taste preferences, price, brand reputation, digital engagement, service, value, and location. The food manufacturing industry is also highly competitive with respect to, among other things, food quality, taste, functional benefits, nutritional value and ingredients, convenience, brand loyalty and positioning, food variety, product packaging, shelf space, price, and promotional activities. We face significant competition from national, regional, and locally-owned restaurants, including limited service restaurants, particularly within the fast-casual dining and traditional fast-food categories, which offer in-restaurant, carry-out, delivery, and/or catering services. We also compete with grocery stores, convenience stores, meal subscription services, and delivery kitchens, especially those that target guests who seek high-quality food. Our CPG business also faces competition from other producers of dips, spreads, and dressings and other pantry and food items. Further, as we continue to innovate upon our digital strategy and offer more ways to reach our guests through digital channels, such as the CAVA app and the CAVA website, we expect to face increasing competition from food delivery services, which promote a wide variety of restaurant options on their websites.
Many of our competitors have been operating for longer and have a more established market presence than us, and may have better locations, greater name recognition and resources than we do, and, as a result, these competitors may be better positioned to attract guests. Our larger competitors may also be able to take advantage of greater economies of scale than we can and may be better able to increase prices to reflect cost pressures and increase their marketing and promotional activity, including through discount strategies. Our competitors may also be able to identify and adapt to changes in guest preferences more quickly than us due to their resources and scale. Changes in guests’ tastes, nutritional and dietary trends, methods of ordering, and number and location of competing restaurants often affect the restaurant industry. If we are unable to successfully compete, our sales volume and/or pricing may be subject to downward pressure and we may not be able to increase, or sustain, our growth rate or revenue or reach profitability.
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
Our growth depends on our ability to successfully open a significant number of new restaurants on a profitable basis. As of December 29, 2024, we owned and operated 367 CAVA Restaurants in 25 states and Washington, D.C. As of December 31, 2023, we have successfully converted 153 Zoes Kitchen locations into CAVA Restaurants since our 2018 acquisition of Zoes Kitchen. These conversions helped drive the growth of our business. In fiscal 2024, we had 58 Net New CAVA Restaurant Openings. If we are unable to sustain the pace of new restaurant openings, which are primarily expected to be from greenfield expansions, our growth rate may decline. In addition, given the size and scale we have achieved, we expect our growth rates in percentage terms to moderate in the future. Therefore, our historical growth rates are not indicative of our future growth.
Our ability to open new restaurants depends on various factors, some of which are outside of our control. For example, delays in construction and increased construction costs, including as a result of macroeconomic factors, as well as delays in inspections, the receipt of necessary permits, and equipment availability, have caused, and are continuing to cause, a delay in opening restaurants, resulting in increased costs and lower than anticipated sales. Furthermore, while we work to manage cost overrun risks for our new restaurant development projects with detailed architectural plans, guaranteed or fixed price contracts, forward buys of certain equipment and materials, and close supervision by our executives and personnel, we have in the past experienced, and expect we will continue to experience, increased construction costs. In addition, we may not be able to anticipate and adapt to all of the changing demands that our planned expansion will impose on our existing digital infrastructure, including our restaurant management systems and back office technology systems and processes, as well as financial and management controls, and we may not be able to hire and retain the management and personnel necessary to support such expansion at a reasonable costs, or at all, any of which could harm our guest experience and our business.
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
Our ability to successfully execute on our growth strategy requires us to identify target markets in which we can gain a foothold or expand our existing footprint on a profitable basis. As part of that strategy, we sometimes enter into geographic markets in which we have little or no prior operating experience. For example, we expanded into the Midwest in 2024 and are continuing to expand further into places in which we historically have not had a presence and have no restaurant operating experience.
We may not be able to develop presence in new target markets, which may have more competitive conditions or different guest tastes and discretionary spending patterns as compared to our existing markets. It is also possible that our Mediterranean cuisine will be of limited appeal in any new market. We may incur higher costs in a new market, particularly to make significant investments in advertising and promotional activity to build brand awareness and attract new guests. We may also incur additional costs relating to the transportation and distribution of supplies and entering into contracts with new third parties, and we may face more competitive labor conditions or costs in a new market. Until we attain a critical mass in a market, the restaurants we open in that market may incur higher food distribution costs and reduced operating leverage. As a result, restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis. If we are unable to successfully enter new markets, it could have an adverse effect on our business, financial condition, and results of operations.
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
Our acquisition of the Zoes Kitchen business in 2018 provided us with an extensive portfolio of real estate, allowing us to rapidly expand by converting Zoes Kitchen locations into CAVA restaurants. However, as of March 2, 2023, all Zoes Kitchen locations have either been converted or closed, and we cannot guarantee that we will be able to develop a robust new restaurant pipeline, which would impact our future growth. We may not be able to successfully identify and secure a sufficient number of attractive restaurant locations in new or existing markets. For those locations in which we are able to secure an attractive restaurant location, our progress in developing and subsequently opening new restaurants may be slower than desired, resulting in increased costs and lower than expected sales. Our inability to appropriately identify sites and develop and open new restaurants could impact our growth strategy and have a material adverse effect on our business, financial condition, and results of operations.
New restaurants may not be profitable, and may negatively affect sales at our existing locations.
Although we institute certain operating and financial performance targets for new restaurants, these new restaurants may not meet these targets or may take longer than anticipated to do so. We typically incur the most significant portion of pre-opening costs associated with a given restaurant within the three months preceding the opening of the restaurant. Historically, labor and operating costs associated with a newly opened restaurant are materially greater in the first six months of operations, both in aggregate dollars and as a percentage of revenue. Our new restaurants typically take a period of time to reach planned operating efficiency, due to costs and challenges associated with identifying, hiring, training, and retaining qualified Team Members, including General Managers, and instilling and enforcing CAVA standards, among other reasons. Any new restaurants that we open may not be profitable or achieve operating results similar to those of our existing restaurants on a similar timeframe or at all, our historical pre-opening costs may not be indicative of future pre-opening costs and increases in CAVA AUV that we have experienced in the past may not be indicative of future results. Newer restaurants may also reduce CAVA AUV as these restaurants typically achieve lower sales when they first open. If our new restaurants do not perform as planned, our business, financial condition, and results of operations could be harmed.
In addition, the opening of new restaurants in or near markets in which we already have a restaurant could adversely affect sales at existing restaurants, particularly in markets in which we have a high concentration of restaurants, such as the Washington, D.C./Maryland/Virginia metropolitan area. Existing restaurants within a market could also make it more difficult to build our guest base for a new restaurant in the same market. While we have engaged and will continue to implement strategies to open new restaurants that are not expected to materially affect sales at our existing restaurants, it is possible that new restaurants may cannibalize sales at our existing restaurants, which could adversely affect our profitability.
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
Negative publicity, regardless of its accuracy, may adversely affect our business and brand value. These could include concerns about our food’s quality and safety, the impact that our food and products (including our packaging) may have on the environment, data security breaches, third-party service providers (including relating to delivery services and information technology), employment-related claims, or government or industry findings concerning our restaurants or our industry, or other concerns, which may be outside our control. Moreover, the negative impact of adverse publicity relating to any one CAVA restaurant or any of our CPG offerings may extend far beyond such restaurant to affect some or all of our other restaurants and our other product offerings. Negative publicity generated by such incidents may result in our receipt of demand letters or may be amplified by the use of social media and platforms that enable guests to review our restaurants and food, which allow individuals to access a broad audience of our guests and other interested persons. See “—Our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business.” The risks associated with such negative publicity cannot be completely mitigated and may result in damage to our brand.

Our efforts to market our restaurants and brand may not be successful.
Due to the highly competitive nature of our industry, we must effectively and efficiently promote and market our restaurants and brand to attract and retain guests and sustain our competitive position. Marketing investments may be costly. Our marketing strategy primarily includes using public relations, digital and social media, promotions, and in-restaurant messaging, and we may from time to time change our marketing strategies and spending. We expect to increase our investment in advertising and promotional activities as we expand, including investing in targeted marketing offers to incentivize and reward loyal guests and to attract guests in new markets. If our marketing initiatives are unsuccessful or ineffective and do not enable us to meet our performance targets, such as the introduction of new menu offerings that do not generate the level of sales that we expect, our business, financial condition, and results of operations may be adversely affected. For example, we recently launched a new rewards program designed to increase customer loyalty. If the rewards program is not well received by customers or if we are unable to successfully implement the new program, the rewards program may fail to achieve its intended objectives.
Additionally, some of our competitors are able to devote more resources to marketing and advertising than we are able to. If our competitors increase spending on marketing and advertising, if our funds available for marketing decrease, if our marketing strategies or pricing methodologies are less effective than those of our competitors, or if we are otherwise unable to adequately respond to changes in our competitors’ marketing strategies, our business, financial condition, and results of operations may be adversely impacted.
Food safety issues and food-borne illness concerns may harm our business.
We handle high-risk foods, such as uncooked meats, in our restaurants. Although our proprietary dips and spreads are centrally produced, we freshly prepare most of our menu items at our restaurants, and food safety issues (such as food-borne illness and food contamination outbreaks) may occur. Although we have instituted food safety policies and procedures in each of our restaurants, incidents may nonetheless result both from our restaurant personnel’s failure to comply with such policies and procedures and for other reasons beyond our control. If any guest becomes, or is under the belief that they have become, ill due to a food safety issue, we may temporarily close some restaurants or be impacted by associated negative publicity, which would adversely impact our results of operations.
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
Food items produced at our and our third-party co-manufacturers’ facilities are vulnerable to spoilage, contamination, and food safety issues. Although we have instituted processes and systems at our production facilities designed to ensure compliance with applicable food safety regulations and standards, we cannot guarantee that the CPG offerings that are manufactured at our facilities will not be recalled, for example due to possible human error or manufacturing defects. Furthermore, while we require our third-party co-manufacturers to comply with our food safety standards, we do not have control over their manufacturing and packaging processes. In addition, we also do not have control over handling procedures once our food has been shipped for distribution. From time to time, we may need to recall or withdraw some or all of our CPG offerings if such products become damaged, contaminated, adulterated, or misbranded, whether caused by us or someone in our manufacturing or supply chain. A recall or withdrawal could result in destruction of food ingredients and inventory, negative publicity, temporary facility closings for us or our third-party contract manufacturers, supply chain interruption, substantial costs of compliance or remediation, fines, and increased scrutiny by federal, state, and foreign regulatory agencies. New scientific discoveries regarding food safety and food manufacturing may bring additional risks and latent liability. If consumption of any food causes or is alleged to cause injury or illness, we may be subject to litigation and may be liable for monetary damages as a result of a judgment against us or fines by federal, state, and foreign regulatory agencies.

In the event of a food safety or food packaging incident, the protocols and procedures that we have in place and the public statements we make in response to such incident may not be sufficient to address the potential impact to the safety of our guests and our reputation. Furthermore, any food safety or food packaging incident, whether actual or perceived, could result in negative publicity and public speculation and adversely impact our brand, reputation, and sales. This risk is exacerbated by the fact that social media enables negative publicity, whether or not accurate, to be rapidly disseminated before there is any meaningful opportunity to investigate, respond to and address an issue. In addition, any food safety or food packaging incident that occurs, including those that occur solely at a competitor’s restaurant, or at one of our or our manufacturing partners’ facilities, could result in negative publicity about the restaurant industry generally or with respect to our CPG offerings, which could in turn have an adverse effect on our business. In addition, the health and environmental risks of organic fluorine and per- and polyfluoroalkyl substances (“PFAS”) have been the subject of increased regulatory scrutiny and litigation involving us and others in the restaurant industry. See Note 9 (Commitments and Contingencies) included in Part II, Item 8. “Financial Statements and Supplementary Data.”
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
We rely in part on price increases from time to time to offset cost increases, including the cost of ingredients, commodities, insurance, labor, marketing, taxes, real estate and other key operating costs, and to improve the profitability of our business. We have increased the prices of our food over the past few years, and we expect to further increase prices in the future. Our ability to maintain prices or effectively implement price increases may be affected by a number of factors, including competition, the effectiveness of our marketing programs, the continuing strength of our brand, and general economic conditions, including inflationary pressures. During challenging economic times, consumers may be less willing or able to dine out or purchase pre-packaged dips, spreads, and dressings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, increasing prices could negatively affect the loyalty of our existing guest base and cause guests to reduce their spending with us or impact our ability to attract new guests, particularly as we expand our footprint into new geographies where guests might have greater price sensitivity. If our price increases are not accepted by guests and reduce sales volume, or are insufficient to offset increased costs, our business, financial condition, and results of operations could be adversely affected.
The growth of our business depends on our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings.
Our success is dependent, in part, upon our ability to respond effectively to changes in guests’ eating habits and preferences and government regulations and to adapt our menu offerings to trends in eating habits and preferences. The success of our business depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors, and to continue to develop and offer food that appeals to guests through the channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages (see “—Risks Related to Legal and Governmental Regulation—We are subject to extensive laws and regulatory requirements, and failure to comply with, or changes in, these laws or regulations could have an adverse impact on our business.”), preferences for certain sales channels, reduced demand for food away from home as a result of the recent increase in remote and hybrid working arrangements, concerns regarding the health effects of certain foods and beverages, attention to sourcing practices relating to ingredients, animal welfare concerns, and environmental concerns regarding packaging, among others. These changes in guests’ eating habits can occur rapidly, which requires us to adapt with similar speed. To the extent we are unwilling or unable to timely respond to shifting guest preferences, guests’ demand for our food and offerings may be reduced.

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
In addition, we may choose to close or relocate a restaurant if it fails to meet our performance targets, which may cause us to incur significant lease termination expenses as well as additional expenses in connection with securing a new lease and construction and other costs in opening a new replacement restaurant. Conversely, if we deem the lease termination and relocation expenses to be too high, we may decide to keep an underperforming restaurant open, or sublease the location, which may hurt our overall profitability and results of operations. We currently sublease certain properties and face future liability if subtenants default or incur contingent liabilities. If we continue to sublease properties, we may be unable to enter into such arrangements on acceptable terms and, even if we do, such arrangements may result in our incurring liabilities and expenses in future periods or the rent payments that we receive from subtenants being less than our rent obligations under the leases.
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
Operating lease costs account for a significant portion of our operating expenses, and represented 7.1%, 8.2%, and 9.8% of our revenue in fiscal 2024, 2023, and 2022, respectively. These substantial operating lease obligations could have negative consequences to our financial condition and results of operations, including requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes, as well as limiting our flexibility in planning for, and reacting to, changes in our business or our industry.
We may not be able to successfully expand our digital and delivery business, which is subject to risks outside of our control.
For fiscal 2024, 2023, and 2022, CAVA Digital Revenue Mix was 36.4%, 36.0%, and 34.5%, respectively. The expansion of our digital and delivery business is important to the growth of our business. Our ability to expand our digital business will depend in part on our ability to improve and evolve our technology, including our website, the CAVA app, and use of third-party delivery marketplaces to remain competitive within the industry. The CAVA app and online ordering system could be interrupted by technological failures or user errors, or be subject to cyber-attacks, which could adversely impact our sales and brand image.

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
In addition, from time to time, our employees make deliveries to guests who have placed catering and delivery orders. As a result, we may be subject to additional workplace injury and other claims, such as personal injury claims and claims with respect to damaged property if such employees were to be involved in an accident, or otherwise act outside of their job function, while making food deliveries to our guests. We could also be held vicariously liable for any acts, omissions, and/or negligence of employees that deliver our food and may be subject to various claims asserting other forms of liability, including tort actions, brought by, or against, us and our employees. We could experience a higher rate of accidents or mishaps to the extent such deliveries are made by employees using modes of transport that are not owned or maintained by our company. The risk of these claims may increase, and the cost to us to insure against such perils may rise or become more difficult to obtain, as the number of catering and delivery orders we fulfill increases.
Finally, as we expand our proprietary delivery services for services such as catering and native delivery, we expect to face competition from third-party delivery marketplaces that may have greater financial resources to spend on marketing and advertising. We also face increased risks relating to any shortage of delivery personnel in our markets, accidents, or other incidents involving delivery personnel while delivering our food, and any errors or delays in providing delivery services to our guests could result in a failure to meet our guests’ expectations and have an adverse impact on our business and brand.
Our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business.
Social media and internet-based communication or review platforms give individual users immediate access to a broad audience. These platforms can also facilitate rapid dissemination of negative publicity, such as negative guest or Team Member experiences. Adverse publicity, regardless of its accuracy, concerning our restaurants and our brand may be shared on such platforms at any time and have the potential to quickly reach a wide audience. The resulting harm to our reputation from negative publicity on social media may be immediate, without affording us an opportunity to correct or otherwise respond to the information or circumstance that is the subject of such publicity. It is challenging to monitor and anticipate developments on social media in order to effectively and timely respond and our failure to do so, or to do so successfully, may have a material adverse effect on our business, financial condition, and results of operations.
However, social media platforms are a rapidly evolving and important marketing tool, which we utilize to help us engage with guests and potential guests. For example, we maintain Facebook, Instagram, X, and TikTok accounts, among other accounts, and we have partnered, and expect to continue to partner, with social media influencers who promote our brand and may also produce content for us. As the landscape of social media platforms develops, we must maintain our presence on existing platforms and establish a presence on emerging platforms. Many of our competitors are expanding their use of social media. Our continued success will depend on our ability to continuously innovate and develop our social media strategies to best maintain broad appeal with guests, brand relevance, and effectively compete with our peers, and we may not do so effectively. In addition, a ban of a social media platform, such as TikTok, on which we, and social media influencers that we partner with, have acquired significant followers, may adversely affect our ability to engage with guests and promote our brand.
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

We have a history of losses and, especially if we continue to grow at an accelerated rate, we may not maintain profitability in the future.
We incurred operating losses each year since our inception through fiscal 2022, including a net loss of $59.0 million in fiscal 2022. We anticipate that our operating expenses will increase substantially in the foreseeable future, in particular, as we continue to open new restaurants, expand marketing channels and operations, hire additional Team Members and increase other general and administrative costs. Furthermore, as a public company, we have incurred, and will continue to incur, additional legal, accounting, and other expenses that we did not incur as a private company. In addition, while conversions required initial capital investments, such costs were typically significantly lower for a conversion as compared to a new restaurant opening. Therefore, since the time we converted many Zoes Kitchen locations, we expect that the capital expenditure requirements to open a new restaurant will be significantly higher than we have experienced in the past few years. Further, we currently expect that a meaningful portion of our new restaurants opening in fiscal 2025 and beyond will have drive-thru pick-up capabilities, which typically require additional capital expenditures and higher real estate costs as well as incremental infrastructure and construction costs.
These efforts and additional expenses may prove more expensive than we expect, and we cannot guarantee that we will be able to increase our revenue to offset such expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our food, increased competition, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to maintain profitability.
We may not realize the anticipated benefits from past and potential future acquisitions, investments or other strategic initiatives.
From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, or products, or enter into strategic initiatives, which may enhance our capabilities, expand our manufacturing network, complement our current offerings, or expand the breadth of our markets. For example, we acquired Zoes Kitchen in 2018 with the goal of significantly expanding the size and geographic scope of our business. We completed the conversion of Zoes Kitchen locations into CAVA restaurants as of October 2023.
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

Risks Related to Our Manufacturing and Supply Chain
We may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations.
There is risk in our ability to effectively scale production and processing and effectively manage our manufacturing and supply chain requirements. For example, we rely on a limited number of suppliers, and, in some cases, on single-source suppliers, for several ingredients. Some of these suppliers are small family-owned business or sole proprietors who may not be able to quickly scale their production to match our growth, or at all. As we continue to grow our business, if we are unable to obtain the desired amount of ingredients from these suppliers, we may be forced to modify our CPG and menu offerings or our recipes, manage ingredient shortages or outages at certain locations or across our restaurants, or obtain ingredients from different suppliers that may be at a higher cost or may be of a lower quality than our original ingredients. Any of these changes could result in changes to our food taste and quality and could be less appealing to our guests, and any increase in costs could have an adverse impact on our profitability and results of operations.
We must accurately forecast demand for each of our CPG and menu offerings to ensure that we have adequate available manufacturing capacity and supply. Our forecasts are based on multiple assumptions, which may cause our estimates to be inaccurate and affect our ability to obtain adequate manufacturing capacity and quantities from our distributors, suppliers, and manufacturing partners in order to meet demand, which could prevent us from meeting partner and guest demand and harm our brand and our business. When we launch a new product, such as our introduction of steak in 2024, our initial assumptions on demand for such product may need to be refined as we see how our customers respond.
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
Although we believe that alternative supply and distribution are available, we may not be able to easily locate replacement suppliers or distributors who provide ingredients or products that meet our high-quality standards. For example, the olive oil we use is sourced from a specific supplier meeting our high standards for taste and quality. Similarly, we have established certain specification criteria for the steak served in our restaurants, which may limit the number of suppliers available. Any failure to timely replace or engage suppliers or distributors who meet our specifications could increase our expenses, cause delays in our production, and cause food and item shortages for our CPG production and at our restaurants. A shortage at a restaurant could, in turn, cause such restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage and thereafter, if guests change their dining habits as a result. Alternatively, if we are required to lower or otherwise change our specifications in order to obtain sufficient supply, it could impact the taste and quality of our food, which could in turn impact demand for our food and offerings. Our focus on key ingredients would make the consequences of a shortage of such an ingredient, or a change in the quality of our ingredients, more severe. In addition, we cannot guarantee that we will be able to identify or negotiate with alternative suppliers or distributors on terms that are commercially reasonable to us.
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
As we continue to expand our menu and CPG offerings, we plan to add and enhance our production capabilities and our production operations may become increasingly complex and challenging. Failure to successfully address such challenges in a cost-effective manner could harm our business, financial condition, and results of operations. The expansion of our production capabilities requires significant capital investments, and we cannot guarantee that we will be able to obtain the capital necessary to support such expansion on favorable terms, or at all. In addition, a substantial delay in bringing any new facility up to full production on our projected schedule would put pressure on the rest of our business operations to meet demand and production schedules and may hinder our ability to produce all the food needed to meet guest and consumer demand and/or to achieve our expected financial performance. Furthermore, the opening of a new facility requires the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business operations. We will also need to hire and retain more skilled Team Members to operate any new facility, including the recently opened facility in Virginia. Even if a new facility is brought up to full production according to our current schedule, the capital expenditures and other investment expenses for such new facility may be greater than the corresponding sales and it may not provide us with all the operational and financial benefits that we expect to receive.
The infrastructure of our production facilities is tailored to meet the specific needs of our business. A natural disaster, severe weather, fire, power interruption, work stoppage, labor shortages or unrest, restrictive governmental actions, outbreaks of pandemics or diseases, or other calamity at any of our production facilities would significantly disrupt our ability to operate our business. The facilities and the manufacturing equipment we use is costly to replace or repair and may require substantial lead-time to do so. Suppliers that provide spare parts and the external service engineers on which we rely for maintenance, repairs, and calibration face their own risks of disruption or disturbance to their businesses, which may lead to disruption in our production. In addition, we may face lengthy lead times in our ability to procure new processing and packaging equipment when needed.
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
Our restaurants and CPG operations are dependent on frequent deliveries of fresh food that meets our specifications. Shortages, delays, or interruptions in the supply or delivery of food items and other supplies to our restaurants and CPG operations, whether by third-party partners or us, have in the past, and may in the future, be caused by severe weather or weather changes resulting in destruction of crops, changes in the quality of the crops, or ingredients that do not meet our specifications; natural disasters such as hurricanes, tornadoes, floods, droughts, wildfires, and earthquakes; macroeconomic conditions (including geopolitical developments) resulting in disruptions to the shipping and transportation industries; labor issues such as increased costs or worker shortages, or other operational disruptions at our distributors, suppliers, vendors, or other service providers; the inability of our service providers to manage adverse business conditions or remain solvent; cyber-attacks and technological failures; and other conditions beyond our control. Recent supply chain disruptions have increased some of our costs and limited the availability of certain food and other items for our restaurants and may continue to do so. For example, grape tomatoes yields were adversely impacted by hurricanes and colder temperatures during 2023, leading to a product substitution from December 2023 through February 2024. We have also experienced shortages, delays or interruptions in other supplies and materials, such as food packaging, which are required and/or desired to operate our restaurants and/or produce our CPG offerings. Such shortages, delays, or interruptions could adversely affect the availability, quality, and cost of the items we buy, the operations of our restaurants, and our CPG operations.
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
Our profitability depends in part on our ability to anticipate and react to changes in food, commodity, energy, and other costs. The prices we pay are subject to fluctuations beyond our control, such as problems in production or distribution, food safety concerns, government regulation, livestock markets, food recalls, climate conditions, labor strikes or shortages, and macroeconomic conditions. In particular, we purchase substantial quantities of chicken, which is subject to significant price fluctuations due to conditions such as weather, feed and chicken prices, industry demand, and other factors. Our results of operations may also be adversely affected by increases in the price of utilities, such as natural gas, electric, and water, the costs of insurance, labor, marketing, taxes, and real estate, all of which could increase due to inflation, changes in laws, shortages or interruptions in supply, competition, or other events beyond our control.
For example, due to the recent inflationary environment, we have experienced increased food and packaging costs, which put pressure on our gross margins. To moderate the effects of these rising costs, we instituted proactive initiatives to create efficiencies in our in-bound logistics and other supply chain costs, such as an increased focus on food portioning, food production during off-peak hours and food waste management. We also modestly increased our in-restaurant menu prices by approximately 3% in fiscal 2024 and approximately 1.7% in the first quarter of 2025 in response to the inflationary environment. We cannot assure you that we will be able to effectively mitigate any inflationary pressures in the future, whether by instituting further operating efficiency initiatives or by increasing menu prices.
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
In addition, some of our produce and food service items are imported. Any restrictions on the import of products imposed by government authorities, as well as any new or increased import duties, tariffs, sanctions, or taxes, geopolitical developments, such as the ongoing armed conflicts in Ukraine and the Middle East, or other changes in U.S. trade or tax policy, could result in higher food and supply costs. For example, certain items, including some bowls, lids, and food products such as avocados, are produced in China, Mexico, and Canada, which may be subject to changing tariffs and duties, which could impact the prices and availability of these goods. Furthermore, new or heightened restrictions resulting from a pandemic or epidemic or supply chain disruptions in such countries may cause us to face shortages of one or more ingredients.
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
We cannot guarantee that any cost increases can be offset by increased prices, that increases in prices will be fully absorbed by our guests without any resulting change to their demand for our food, or that we will generate sales growth in an amount sufficient to offset inflationary and other cost pressures, particularly with inflation and increases in interest rates that have recently been experienced. Any cost increases could have an adverse effect on our profitability, business, financial condition, and results of operations.

Risks Related to Our People and Culture
We may face increases in labor costs, labor shortages, and difficulties in identifying, hiring, training, motivating, and retaining the right Team Members.
We believe that our continued success will depend on our ability to identify, hire, train, motivate, and retain Team Members who understand and appreciate our culture and are able to effectively represent our brand. If we are unable to identify, hire, train, motivate, and retain our Team Members, our restaurants could be short-staffed, we may be forced to incur overtime expenses, our ability to operate our current restaurants may be limited, and our expansion into new restaurants could be delayed. We may also suffer disruptions to our CPG operations. The restaurant industry generally has a high turnover rate. While we have taken, and will continue to take, a number of steps in order to reduce our turnover, we cannot be certain that our turnover rates will decrease in the future. We have been and in the future may be forced to temporarily close restaurants, or reduce restaurant hours or CPG production, as a result of labor shortages, which could result in reduced revenue. Furthermore, if our Team Members decide to and successfully unionize, this could result in a change to our culture, an increase in our labor and other costs, and disruptions to our business, as well as impact the speed at which we can make changes to our organization. In addition, our responses to any union organizing efforts could negatively impact how our brand is perceived and have adverse effects on our business and expose us to legal risk.
The market for qualified talent is competitive and we must provide increasingly attractive wages, benefits, and workplace conditions to retain qualified Team Members, particularly with respect to restaurant managerial positions for which the pool of qualified candidates can be small. Increases in wage and benefits costs, including as a result of increases in minimum wages and other governmental regulations affecting labor costs, may significantly increase our labor costs and operating expenses and make it more difficult to fully staff our restaurants. From time to time, legislative proposals are made to increase the minimum wage at the U.S. federal, state, and local levels, such as California Assembly Bill No. 1228, which was signed into law in September 2023 and which increases the state’s minimum wage and creates a Fast Food Council to set minimum wages and recommend regulations to address working conditions and other matters in the broadly defined fast food industry. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. In addition, our suppliers, distributors, and business partners may be similarly impacted by wage and benefit cost inflation, and many have or will increase their prices for goods and services in order to offset their increasing labor costs.
Furthermore, maintaining appropriate staffing and hiring and training new staff, both for our restaurants and our facilities, requires precise workforce planning, which has become more complex due to, among other things:
•significant staffing and hiring issues in the restaurant industry throughout the country;
•laws related to wage and hour violations or predictive scheduling, such as “Fair Workweek” or “secure scheduling,” in certain geographic areas where we operate as well as New York City’s “just cause” termination legislation; and
•low levels of unemployment, which has resulted in aggressive competition for talent, wage inflation, and pressure to improve benefits and workplace conditions to remain competitive.
In particular, several jurisdictions in which we operate, including New York City, have implemented “Fair Workweek” legislation, which requires fast food employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees’ schedules, among other requirements. The regulations are often complex to administer and have evolved over time and may continue to do so. Furthermore, similar legislation may be enacted in other jurisdictions in which we operate, and in jurisdictions we may enter in the future. Such regulatory structures have in the past and may in the future, result in increased costs, both in terms of ongoing compliance and resolution of alleged violations.
We face many of these same risks with respect to the Team Members who work within our Collaboration Center Organization. Our information technology and other systems are critical to the management and growth of our business, and our success will depend in part on our ability to hire, motivate, and retain these qualified personnel.
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
Our success depends largely upon the continued service of our executive leadership team and other key management personnel, particularly our Co-Founder and Chief Executive Officer, Brett Schulman, and our Co-Founder and Chief Concept Officer, Ted Xenohristos. Members of our leadership team, both individually and as a group, play an integral role in the development and growth of our company. We also rely on our leadership team in setting our strategic direction, spearheading innovation, operating our business, managing vendor relationships, identifying, recruiting, and training key personnel, identifying expansion opportunities, arranging necessary financing, and leading general and administrative functions. From time to time, there may be changes in our senior management team, which could disrupt our business, particularly if any non-compete clauses in employment agreements are deemed to be unenforceable for any reason, including as a result of regulatory restrictions. Moreover, the replacement of one or more of our leadership team or other key management personnel could involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. In addition, we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We currently do not maintain any key person life insurance policies for any of our executive officers. If we are unable to attract, hire, retain, and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.
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
From time to time, we have been, and likely will continue to be, the target of attempts to compromise our information technology systems and data, such as credential stuffing, distributed denial-of-service attacks, ransomware, viruses, malware, phishing attacks, break-ins, social engineering, usage errors, power, communications or other service outages and catastrophic events, security breaches, or other cybersecurity incidents to our data, network, or systems. In addition, if any of our critical suppliers or distributors is the subject of a cyber or ransomware attack, we could experience a significant disruption in our supply chain and possibly shortages of key ingredients. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been ongoing for a period of time. While we continue to make significant investment in physical and technological security measures, Team Member training, and third-party services designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure, and those of third parties with which we have business relationships, could be vulnerable to attacks, damage, disruptions, shutdowns, or breaches of personal or confidential information. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data all threaten our and our business partners’ information systems and records. Due to these scenarios, we cannot provide assurance that we will be successful in adequately responding to, or preventing, such breaches or data loss.
Any intentional attack or an unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data, or steal or expose intellectual property, proprietary business information, personal or confidential information of our guests, Team Members, or ourselves could result in widespread negative publicity, damage to our reputation, a loss of guests, disruption of our business, and/or legal liabilities, including being the subject of claims or litigation (including class claims), regulatory enforcement, liability under data protection laws, and additional reporting requirements, resulting in substantial remediation costs, operational inefficiencies and a loss of sales.
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
For example, the California Consumer Privacy Act of 2018 (“CCPA”) took effect on January 1, 2020, which broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amended and expanded CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which took effect on January 1, 2023 (the same day as CPRA took effect). An additional 17 states (Colorado, Connecticut, Iowa, Utah, Oregon, Montana, Tennessee, Indiana, Delaware, New Jersey, New Hampshire, Kentucky, Maryland, Minnesota, Nebraska, Rhode Island, and Texas), have since also passed comprehensive state privacy laws that impose additional obligations and requirements on businesses. Data privacy laws and regulations are constantly evolving and can be subject to significant change or interpretive application. Varying jurisdictional requirements could increase the costs and complexity of our compliance efforts and violations of applicable data privacy laws can result in significant penalties. In addition, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices and the internet are applicable to our business, including the Telephone Consumer Protection Act (the “TCPA”) and the Controlling the Assault of Non‑Solicited Pornography and Marketing Act (“CAN-SPAM Act”). The TCPA places certain restrictions on making outbound calls, faxes, and text messages to consumers. The CAN-SPAM Act imposes penalties for the transmission of commercial emails that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from the sender.
Compliance with the current and future privacy and data protection laws can be costly and time-consuming and there is no assurance that our compliance efforts will be successful in preventing breaches or data loss. Any failure, or perceived failure, by us to comply with applicable data protection or other laws, properly respond to security breaches of our or a third party’s information technology systems or properly respond to or honor consumer requests under any of the foregoing privacy laws could result in reputational damage, loss of consumer confidence, reduced sales and profits, proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business.
In addition, laws relating to online privacy are evolving differently in different jurisdictions. Federal, state and non-U.S. governmental authorities, as well as courts interpreting the laws, continue to evaluate the privacy implications of the use of third-party cookies, pixels, and other methods of online tracking. The United States and other governments have enacted or are considering legislation that could significantly restrict the ability of companies and individuals to collect and store user information, such as by regulating the level of consumer notice and consent required before a company can employ cookies, pixels, or other electronic tracking tools or the use of data gathered with such tools. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, there has been an array of ‘do-not-track’ efforts, suggestions and technologies introduced to address these concerns, and comprehensive state privacy laws are beginning to incorporate the obligations. Under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. Some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. Recently, these practices have been subject to increased challenges by class action plaintiffs, as a number of recent lawsuits have pled claims under privacy legislation such as the Video Privacy Protection Act, Electronic Communications Privacy Act (including the WireTap Act and Stored Communications Act), Computer Fraud and Abuse Act, California Online Privacy Protection Act, and similar state laws alleging wiretapping, eavesdropping, tape recording and invasion of privacy through the use of marketing pixels, analytics software, session replay technology, voice recording, and live chat functionality. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. Such a demand could allow for the recovery of statutory damages on a per violation basis, which could be significant depending on the volume of data and the number of violations.
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
The use or capabilities of artificial intelligence in our offerings may result in reputational harm and liability.
We are building artificial intelligence capabilities into our restaurants and guest experiences, including the use of artificial intelligence video technology to monitor how quickly ingredients are being depleted and assist teams with meal preparation. As with many innovations, our use of artificial intelligence presents additional risks and challenges that could affect its adoption and therefore our business. Artificial intelligence and machine learning technologies are complex and rapidly evolving, as is the regulatory landscape that governs them. Our efforts to integrate artificial intelligence capabilities into our business may result in additional costs, unintended consequences, such as discrimination or bias, errors in our systems, or other complications, as well as subject us to new or enhanced governmental or regulatory scrutiny or litigation, any of which could adversely affect our business, financial condition, and results of operations.
Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may make it more difficult to operate our business. Further, we may rely on third-party providers for the development and maintenance of our artificial intelligence systems, which could increase our risk of exposure to security breaches and other disruptions. Furthermore, if we fail to leverage artificial intelligence technologies as effectively or rapidly as our peers, our competitiveness could be materially and adversely impacted. Any of these factors could adversely affect our business, financial condition, and results of operations.
The successful operation of our business depends upon the performance and reliability of internet, mobile, and other infrastructure, as well as of our third party vendors, none of which are under our control.
Our business operations and our ability to acquire, retain, and serve our guests are highly dependent upon the reliable performance of our website and the CAVA app and the underlying network and server infrastructure.
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
Disruptions in internet infrastructure, cloud-based hosting, or the failure of telecommunications network operators to provide us with the bandwidth we need to provide our services could temporarily shut down our in-restaurant ordering business and could interfere with the speed and availability of our online and mobile ordering platforms. If our online and mobile ordering platforms are unavailable when guests attempt to access them, or if our online and mobile ordering platforms do not load as quickly as guests expect, guests may not return to our online and mobile ordering platforms as often in the future, or at all, and may use our competitors’ platforms more often. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile internet access fees or other charges to internet users increase, our digital orders may decrease, which may in turn cause our revenue to significantly decrease.
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

Risks Related to Legal and Governmental Regulation
Changes by the U.S. government could materially affect our business, financial condition, and results of operations.
Regulatory and other changes by the U.S. government can significantly impact our business. The recent changes by the U.S. government, including through executive orders, may result in substantial modifications to laws and regulations, including, but not limited to, those related to trade policies, tariffs, export controls, and technology transfers. New executive orders and legislative actions could alter the business environment in which we operate.
The current administration may implement new policies or reverse existing ones, affecting international trade relations and, as a result, impacting our supply chain. The imposition of new tariffs or trade barriers could increase the cost of certain items in our restaurants such as utensils, lids and bowls, and food products such as avocados. Furthermore, new regulations or changes to existing regulations could require us to modify our operations and incur additional expenses to comply with the new legal standards. These changes could disrupt our business operations and negatively impact our profitability.
In addition, any significant changes enacted by the current U.S. Government administration to the Internal Revenue Code of 1986, as amended (the “Code”) or specifically to the Tax Cuts and Jobs Act (“TCJA”) enacted in 2017, or to regulatory guidance associated with the TCJA, could materially adversely affect our effective tax rate.
Any such changes could have a material adverse effect on our business, financial condition, and results of operations. We are actively monitoring policy developments and are prepared to adapt our strategies accordingly; however, there can be no assurance that we will be successful in mitigating the risks posed by changes in government policies and regulations.
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
•the U.S. Occupational Safety and Health Act, which governs worker health and safety, as well as rules and regulations regarding the COVID-19 pandemic; and
•California’s FAST Act, which created a Fast Food Council to set, among other things, minimum wages and working condition standards in the broadly defined fast food industry. See “—Risks Related to Our People and

Culture—We may face increases in labor costs, labor shortages, and difficulties in hiring, training, motivating, and retaining the right Team Members.”
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
Even if the allegations against us in current or future legal matters are unfounded or we ultimately are not held liable, the costs to defend ourselves may be significant and may cause a diversion of management’s attention and resources, resulting in an adverse impact on our business, financial condition, and results of operations. In addition, such allegations may generate negative publicity, which could impact our brand and reputation and reduce sales.
Although we maintain what we believe to be adequate levels of insurance to cover any of these liabilities, insurance may not be available at all or in sufficient amounts with respect to these or other matters. See Note 9 (Commitments and Contingencies) included in Part II, Item 8. “Financial Statements and Supplementary Data.” A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business, financial condition, and results of operations.
If tax laws change or we experience adverse outcomes resulting from examination of our tax returns or disagreements with taxing authorities, it could adversely affect our business, financial condition, and results of operations.
We are subject to federal, state, and local tax laws and regulations in the United States. The application and interpretation of these laws in different jurisdictions affect our operations in complex ways and are subject to change, and some changes may be retroactively applied. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the TCJA and the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The United States may also effect changes to existing U.S. tax laws that could increase our tax obligations or require us to change the manner in which we operate our business. For example, in August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA, among other things, includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases, subject to certain exceptions.
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
We have incurred substantial federal and state net operating losses (“NOLs”). Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. In addition, under the rules of Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs to offset its post-change taxable income or taxes annually may be limited. The applicable rules generally operate by focusing on changes in ownership among holders owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. Similar rules may apply under state tax laws. As a result of these rules, if we experience ownership changes, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income if any.
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
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or limitations on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
General Risk Factors
Economic factors and guest behavior trends, which are uncertain and largely beyond our control, may adversely affect guests’ behavior and our ability to maintain or increase sales at our restaurants.
The restaurant industry depends on guests’ discretionary spending, which is affected by macroeconomic conditions that are beyond our control, such as depressed economic activity, recessionary economic cycles, inflation, guests’ income levels, financial market volatility, investment losses, reduced access to credit, increased levels of unemployment, slow or stagnant pace of economic growth, increased energy costs, interest rates, social unrest, political dynamics, and other economic factors that may negatively affect the restaurant industry.
Current macroeconomic conditions and events, such as inflation, high interest rates, and uncertainty in the banking industry, may increase the risk of a recession. Guests’ preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. Therefore, sales volumes in our restaurants could decline if guests choose to reduce the amount they spend on meals, choose to dine out less frequently, or reduce the amount they spend on meals while dining out. The demand for our CPG offerings could also decline. If negative economic conditions persist for a prolonged period or become pervasive, guests’ changes to their discretionary spending behavior that would otherwise be transitory, including the frequency with which they dine out, may become permanent.
Furthermore, we cannot predict the effects that world events, which may include climate disruptions, pandemic or disease outbreak, actual or threatened armed conflicts, including the ongoing armed conflicts in Ukraine and the Middle East, terrorist attacks, efforts to combat terrorism, heightened security requirements, or a failure to protect information systems for critical infrastructure could have on our operations, the economy, or guests’ confidence generally. Any of these events could affect guests spending patterns or result in increased costs for us due to heightened security measures we may need to take.
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
If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our, and our industry’s, ESG-related aspirational goals, it could lead to private, regulatory, or administrative challenges or proceedings, including with respect to our disclosure controls and procedures, as well as adverse publicity, any of which could damage our reputation and our business, financial condition, and results of operations.
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
In addition, our supply chain is subject to increased costs caused by the effects of climate change. Increasing weather volatility and changes in global weather patterns can reduce crop size and crop quality, which could result in decreased availability or higher pricing for our produce and other ingredients. For example, we have experienced periodic shortages in grape tomatoes due to the impact of hurricanes over the last three years. As a result, we have entered into alternative arrangements to better ensure our supply. These factors are beyond our control and, in many instances, unpredictable. Climate change and government regulation relating to climate change could also result in construction delays for new restaurants and interruptions to the availability or increases in the cost of utilities.
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
As of December 29, 2024, we had no outstanding indebtedness, and $74.3 million of undrawn availability, under our 2022 Credit Facility (as defined below).
We may incur substantial indebtedness under our 2022 Credit Facility or other debt instruments in the future, and, if we do so, the risks related to our level of indebtedness could increase. Our future borrowings will require interest payments and will need to be repaid or refinanced, which could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk. We may also sell additional debt or equity securities to help repay or refinance our borrowings. However, we do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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
In addition, the 2022 Credit Facility contains, and agreements governing future indebtedness may contain, restrictive covenants that limits our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness. See “—Risks Related to Our Indebtedness—Our 2022 Credit Facility contains restrictions on our ability to operate our business and to pursue our business strategies.”
Borrowings under the 2022 Credit Facility bear interest at variable rates based on prevailing conditions in the financial markets, and changes to such variable market rates may affect both the amount of cash we must pay for interest as well as our reported interest expense. Assuming our 2022 Credit Facility were to be fully drawn, a 100-basis point increase to the applicable variable rate of interest would increase the amount of interest expense by $0.7 million per annum. If we are unable to generate sufficient cash flows to pay the interest expense on our debt, future working capital, borrowings, or equity financing may not be available from which to pay or refinance such debt. See Part II, Item 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”
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
Our 2022 Credit Facility contains restrictions on our ability to operate our business and to pursue our business strategies.
Our 2022 Credit Facility restricts, subject to certain exceptions, among other things, our ability and the ability of our subsidiaries to:
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
Our failure to comply with the 2022 Credit Facility, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, financial condition, and results of operations.
If there were an event of default under the 2022 Credit Facility, the lenders under the 2022 Credit Facility could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowing under the 2022 Credit Facility if accelerated upon an event of default. Furthermore, if we are unable to repay, refinance, or restructure our 2022 Credit Facility, the lenders under the 2022 Credit Facility could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. As a result, any default by us on our debt could have a materially adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Common Stock
We have in the past and will continue to incur significant increased costs and become subject to additional regulations and requirements as a result of operating as a public company, and our management will continue to be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices, which could lower our profits or make it more difficult to run our business.
As a public company, we continue to incur significant legal, regulatory, finance, accounting, investor relations, insurance, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as related rules implemented by the SEC, and the NYSE, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. The expenses incurred by public companies for reporting and corporate governance purposes have been increasing. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly; to the extent these rules and regulations change in the future, we may continue to experience increased compliance costs. Our management and other personnel has and will need to continue to devote a substantial amount of time to ensure that we comply with all of these requirements, which may divert their attention away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
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
In addition, pursuant to Section 404, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to furnish a report on, among other things, the effectiveness of our internal control over financial reporting. This report will include disclosure, if applicable, of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. In addition, since we are no longer an “emerging growth company,” our auditors are required to issue an attestation report on the effectiveness of our internal controls pursuant to Section 404. In the event that they are not satisfied with our design or documentation of or our operations under our internal controls, the auditors may issue a report that is adverse.
In connection with our procedures and practices related to internal control over financial reporting, we or our independent registered public accounting firm may identify deficiencies in our systems of internal controls, and we may encounter problems or delays in completing the remediation of any such deficiencies identified by us or our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly financial statements or disclosures that may not be prevented or detected.
We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.
An active, liquid trading market for shares of our common stock may not be sustained, which may make it difficult to sell the shares of common stock you purchase.
We cannot predict the extent to which investor interest, including recent interest from retail investors, in or company will continue in a sustained trading market or how active and liquid that market may be. If an active and liquid trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price or at all.
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, our stockholder base is increasingly comprised of retail (or non-institutional) investors, which may create additional stock price volatility as these investors are more likely to sell stock frequently. You may not be able to resell your shares at or above the price you paid due to a number of factors, including those listed in “—Risks Related to Our Business and Our Industry.”
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
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by certain investors, including our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, could harm the prevailing market price of shares of our common stock. We cannot predict the number of shares sold or the timing of any future sales of shares of our common stock by our directors, officers or significant stockholders, or the impact that any such shares may have on the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades their evaluation of our stock or our industry, or the stock of any of our competitors, issues a sell recommendation or publishes inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
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
Further, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits persons deemed to be “interested stockholders” from engaging in a “business combination” with a publicly held Delaware corporation for three years following the date these persons become interested stockholders unless the business combination is, or the transaction in which the person became an interested stockholder was, approved in a prescribed manner or another prescribed exception applies. This provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with our company for a three-year period.
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
Our amended and restated certificate of incorporation authorizes our Board of Directors, without the approval of our stockholders, to issue up to 250 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series, and the qualifications, limitations, or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have developed a cybersecurity program that continuously evaluates material risks to our business and applies controls in an attempt to help avoid or mitigate them. Our key cybersecurity risks include, among others: brand and reputational damage, business disruption, regulatory and compliance risk, sensitive data loss, and reliance on third parties.
We recognize cybersecurity as an enterprise risk, and accordingly cybersecurity risk has been integrated into our overall risk management process. As part of our overall enterprise risk management process, we have established our management-level Risk Committee, composed of our Chief Information Officer, Chief Information Security Officer, Chief Legal Officer and Chief Financial Officer, among others, which assesses overall risks to the Company based on input from our other business leaders. We have also implemented an incident response process that is overseen by our Chief Information Security Officer, who reports to the Chief Information Officer and is supported by a multi-level incident response process led by our cybersecurity team. This is a documented framework that addresses our processes to assess, identify, and manage material risks from cybersecurity threats and incidents, which are prioritized for response and remediation efforts. Our incident response process includes analysis of the impact of a cybersecurity threat or incident for materiality to ensure proper reporting. Our incident response process is continually enhanced and validated through tabletop exercises and engagements with third-party partners.
We engage third parties and auditors to assess our cybersecurity program, including the use of select penetration testing and threat intelligence services, and to assist us in adopting and implementing industry-standard practices to improve our cybersecurity program. We have also retained third parties for cybersecurity incident response engagement in the event that a cybersecurity threat or incident requires capabilities beyond those of our own cybersecurity program. In addition, we have a third-party managed security operations center that provides 24/7 monitoring and alerting, threat intelligence, and posture recommendations. We are members of the Retail and Hospitality Information Sharing and Analysis Center, with more than 250 member companies from the retail, hospitality, and travel industries, which enables us to benchmark our cybersecurity risks, identify and adopt industry-standard practices for our cybersecurity program, subscribe to threat intelligence alerts, and contribute to the collective defense of our industries.
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
While we are subject to continuous cybersecurity threats and attacks like most companies, we are not aware of any current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed more fully under Item 1A. “Risk Factors,” cybersecurity threats are continually evolving to become more sophisticated and there is a risk that we could experience compromise of our information technology systems and data. Accordingly, while we continue to make significant investment in physical and technological security measures, including third-party services designed to help us anticipate cyber-attacks and prevent breaches, we cannot provide assurance that we will be successful in adequately responding to, or preventing, cyber-attacks. We also maintain cybersecurity insurance that is regularly reviewed to assess whether there is appropriate coverage.
Governance
Role of the Board
The Audit Committee of the Board of Directors is responsible for the primary oversight of strategic risk, including cybersecurity risk oversight. The Audit Committee receives regular reports on at least a quarterly basis from our cybersecurity team, typically on, among other things, our cybersecurity posture, cybersecurity benchmarking, potential cybersecurity vulnerabilities, and other cybersecurity interest items such as the external cybersecurity environment, items requiring Audit Committee input, and our broader cybersecurity program roadmap, in order to monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The Audit Committee regularly reports to the full Board of Directors regarding its activities, including those related to cybersecurity.

Role of Management
We have established a management-level Risk Committee, that is led by the Chief Legal Officer, and also includes the Chief Information Officer and Chief Financial Officer, as well as certain of their respective Team Members. The Risk Committee meets on at least a quarterly basis to review enterprise risks, including with respect to cybersecurity, as applicable. Enterprise risks, including cybersecurity risk, are briefed to the Audit Committee on at least a quarterly basis by our Chief Legal Officer in coordination with the Chief Information Officer and Chief Financial Officer, or through general updates. In addition, our cybersecurity team, led by the Chief Information Officer, works cross functionally with our legal and other business functions to provide cybersecurity training and, as appropriate, manage cybersecurity risks and incidents.
Our Chief Information Officer and our Chief Information Security Officer each have more than two decades of experience in technology and cybersecurity. The cybersecurity team has related academic degrees, multiple certifications, and real-world experience managing cybersecurity incidents and risks and is responsible for building out the materials for review by leadership.
Item 2. Properties
Our restaurant collaboration center is located in Washington, D.C., where we currently lease approximately 21,000 square feet pursuant to a lease agreement that expires in 2035. In addition, we lease property for our two support centers, which are located in Brooklyn, New York and Plano, Texas; our production facility in Laurel, Maryland; and our food distribution center in Edison, New Jersey. The support centers in Brooklyn, New York and Plano, Texas focus primarily on creative content and restaurant and general support functions, respectively. We do not currently own any real estate, other than our production facility in Verona, Virginia, which commenced operations in February 2024, and we lease all of our restaurant locations. We believe our facilities are adequate and suitable for our current needs, and that suitable additional or alternative space will be available to accommodate our operations when needed.
Item 3. Legal Proceedings
For information regarding legal proceedings, see Note 9 (Commitments and Contingencies) in our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the symbol “CAVA.” As of February 18, 2025, there were approximately 34 stockholders of record. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.
Purchases of Equity Securities by Issuer
During the twelve weeks ended December 29, 2024, we made the following purchases of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 7, 2024 to November 3, 2024	13,652	$136.05	—	—
November 4, 2024 to December 1, 2024	35,058	141.38	—	—
December 2, 2024 to December 29, 2024	—	—	—	—
Total	48,710	$139.89	—	—
__________________
1     Purchases made to satisfy the income tax minimum withholding obligations of certain employees upon the vesting of restricted stock units (“RSUs”) issued under the Company’s 2015 Equity Incentive Plan and 2023 Equity Incentive Plan. These shares were not acquired pursuant to any repurchase plan or program. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.
Dividend Policy
No dividends have been declared or paid on our shares of common stock to date, and we do not intend to declare or pay any cash dividends on our common stock for the foreseeable future. We currently intend to continue to retain earnings for the operation and expansion of our business and for working capital needs.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P Restaurant 500 Index, assuming an initial investment of $100 at the market close of June 15, 2023, the date our stock commenced trading on the New York Stock Exchange at an opening price of $22.00 per share. Prior to that time, there was no public market for our common stock. Data for the S&P 500 Index and the S&P 500 Restaurant Index assumes reinvestment of dividends. As noted above, no dividends have been declared on our common stock to date. The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	June 15, 2023	July 9, 2023	October 1, 2023	December 31, 2023	April 21, 2024	July 14, 2024	October 6, 2024	December 29, 2024
CAVA	$100.00	$88.30	$68.26	$95.79	$132.98	$187.76	$282.15	$254.89
S&P 500	100.00	106.61	103.12	115.17	127.33	132.79	140.60	143.99
S&P Restaurant 500	100.00	104.45	93.99	105.32	107.38	100.54	113.16	110.62
__________________
*$100 invested on June 15, 2023 in CAVA Group, Inc. stock or May 31, 2023 in indices, including reinvestment of dividends.
Source Data: Research Data Group Inc.

The performance graph and related information shall not be deemed “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any future filing under the Securities Act or Exchange Act.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For a discussion of the year ended December 31, 2023 compared to December 25, 2022, please refer to the Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission on February 27, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our,” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of December 29, 2024, operates 367 fast-casual CAVA Restaurants in 25 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. Our dips, spreads, and dressings are centrally produced for use in our restaurants and to be sold in grocery stores.
Segments
We have two reportable segments: CAVA and Zoes Kitchen. CAVA reflects the financial results of all CAVA restaurants we operate. Zoes Kitchen reflects the financial results of all Zoes Kitchen locations we previously operated. As of March 2, 2023, we no longer operate any Zoes Kitchen locations. Our CPG operations are included in Other. See Item 8. “Financial Statements and Supplementary Data,” Note 13 (Segment Reporting) for more information.
Initial Public Offering
On June 20, 2023, we completed an initial public offering (the “IPO”) of 16.6 million shares of common stock at a price of $22.00 per share, which included 2.2 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, we received net proceeds from the offering of $336.1 million. In connection with the IPO, 95.2 million outstanding shares of preferred stock were converted into an equivalent number of shares of common stock. See Item 8. “Financial Statements and Supplementary Data,” Note 2 (Basis of Presentation and Significant Accounting Policies) for more information.
Key Factors Affecting Our Business
We have continued to see growth in revenue due to our Net New CAVA Restaurant openings and strong CAVA Same Restaurant Sales Growth. CAVA Restaurant-Level Profit Margin increased to 25.0% in fiscal 2024 from 24.8% in fiscal 2023. The increase in CAVA Restaurant-Level Profit Margin was primarily driven by sales leverage, partially offset by higher input costs associated with the June 3, 2024 launch of grilled steak and investments in the integrity of our physical spaces in support of our increased restaurant volumes.
In fiscal 2024, we achieved our stated target of at least 15% new unit growth with 58 Net New CAVA Restaurants. Additionally, we had success with the introduction of our new grilled steak main which surpassed our expectations, as well as the nationwide launch of our reimagined loyalty program, which has been well received.
Future results will be impacted by our ability to continue to successfully expand our restaurant base and navigate challenges and uncertainties such as macroeconomic conditions that may impact guest demand, commodity and wage inflation, and supply chain constraints.
Fiscal Calendar and Seasonality
We operate on a 52-week or 53-week fiscal year that ends on the last Sunday of the calendar year. In a 52-week fiscal year, the first fiscal quarter contains sixteen weeks and the second, third and fourth fiscal quarters each contain twelve weeks. In a 53-week fiscal year, the first fiscal quarter contains sixteen weeks, the second and third fiscal quarters each contain twelve weeks, and the fourth fiscal quarter contains thirteen weeks. Fiscal year 2024 was a 52-week period that ended on December 29, 2024 and fiscal year 2023 was a 53-week period that ended on December 31, 2023.
Fiscal 2023 included a 53rd week that is not included in fiscal 2024. We estimate the 53rd week contributed $10.9 million to revenue and approximately $2.5 million to income from operations. Fiscal 2023 results for CAVA Same-Restaurant Sales Growth and CAVA AUV have been adjusted to exclude the 53rd week for comparability. See the subsections under “Key Performance Measures” for more information.
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
Key Performance Measures
In assessing the performance of our business, in addition to considering a variety of measures in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), our management team also considers a variety of other key performance measures, including non-GAAP measures. The key performance measures used by our management for determining how our business is performing are detailed below.
We believe that these key performance measures provide useful information to users of our financial statements in understanding and evaluating our results of operations in the same manner as our management team. The presentation of these key performance measures, including Adjusted EBITDA Adjusted EBITDA margin, Adjusted Net Income and Adjusted Net Income margin which are non-GAAP financial measures, is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. See “Non-GAAP Financial Measures” below.
The following table sets forth our key performance measures for the fiscal years indicated:

($ in thousands)	2024	2023	Change
CAVA Revenue	$954,273	$717,060	$237,213
CAVA Same Restaurant Sales Growth[1]	13.4%	17.9%	(4.5)%
CAVA AUV[2]	$2,865	$2,639	$226
CAVA Restaurant-Level Profit	$238,113	$177,488	$60,625
CAVA Restaurant-Level Profit Margin	25.0%	24.8%	0.2%
CAVA Restaurants	367	309	58
Net New CAVA Restaurant Openings	58	72	(14)
CAVA Digital Revenue Mix	36.4%	36.0%	0.4%
Net income	$130,319	$13,280	$117,039
Adjusted EBITDA[3]	$126,248	$73,825	$52,423
Adjusted Net Income[3]	$50,219	$13,280	$36,939
Net income margin	13.5%	1.8%	11.7%
Adjusted EBITDA margin[3]	13.1%	10.1%	3.0%
Adjusted Net Income margin[3]	5.2%	1.8%	3.4%
__________________
1    CAVA Same Restaurant Sales Growth for fiscal 2023 is presented excluding the impact of the 53rd week. To achieve an optimal comparison of fiscal weeks in the CAVA Same Restaurant Sales Growth calculation in fiscal 2024, giving consideration to holiday periods, each week of fiscal 2023 was shifted by one week. Had this shift not been made, CAVA Same Restaurant Sales Growth would have been immaterially impacted in fiscal 2024.
2    For purposes of calculating CAVA AUV for fiscal 2024, the applicable measurement period is the trailing thirteen periods ended December 29, 2024 . For purposes of calculating CAVA AUV for fiscal 2023, the applicable measurement period is the trailing thirteen periods ended December 31, 2023, excluding the 53rd week.
3    See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin and reconciliations of Adjusted EBITDA and Adjusted Net Income to net income, the most directly comparable GAAP measure.

Adjusted EBITDA margin and Adjusted Net Income margin are Adjusted EBITDA and Adjusted Net Income as a percentage of revenue, respectively.
CAVA Revenue
CAVA Revenue represents all revenue attributable to CAVA restaurants in the specified period, excluding restaurants operating under licensing agreements. We use CAVA Revenue to evaluate and track the aggregate sales of food and beverages in CAVA restaurants. Several factors affect CAVA Revenue in any given period, including the number of CAVA restaurants in operation, guest traffic, menu prices, and product mix.
CAVA Same Restaurant Sales Growth
CAVA Same Restaurant Sales Growth is defined as the period-over-period sales comparison for CAVA restaurants that have been open for 365 days or longer (including converted Zoes Kitchen locations that have been open for 365 days or longer after the completion of the conversion to a CAVA restaurant). We use CAVA Same Restaurant Sales Growth to assess the performance of existing CAVA restaurants that have been open for 365 days or longer, as the impact of new restaurant openings is excluded. As of December 29, 2024 and December 31, 2023, there were 307 and 236 CAVA restaurants, respectively, in such restaurant base.
CAVA Average Unit Volume (CAVA AUV)
CAVA AUV represents total revenue of operating CAVA Restaurants that were open for the entire trailing thirteen periods and includes sales from CAVA digital kitchens for such period, divided by the number of operating CAVA Restaurants that were open for the entire trailing thirteen periods. We use CAVA AUV to assess and understand changes in guest spending patterns and the overall performance of operating restaurants open for the entire period. CAVA AUV is impacted by changes in guest traffic, menu prices, and product mix. We gather daily sales data and regularly analyze our guest traffic and the mix of menu items sold to aid in developing menu pricing, food offerings, and promotional strategies designed to grow CAVA AUV. CAVA AUV may also be impacted by the number of newer CAVA restaurants that are included in calculating CAVA AUV, as such restaurants typically achieve lower sales when they first open, which then increase as they mature.
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
CAVA Restaurant-Level Profit and CAVA Restaurant-Level Profit Margin are not indicative of the overall results of the Company and do not accrue directly to the benefit of our stockholders, as corporate-level expenses are excluded from such measures.
CAVA Restaurants
The following table details CAVA Restaurants for the fiscal years indicated:

	2024	2023
Beginning of period	309	237
New CAVA Restaurant openings[1]	59	73
Permanent closure	(1)	(1)
End of period	367	309
__________________
1    New CAVA Restaurant openings during fiscal 2023 includes converted Zoes Kitchen locations.
CAVA Digital Revenue Mix
CAVA Digital Revenue Mix represents the portion of CAVA Revenue related to digital orders as a percentage of total CAVA Revenue. Digital orders are those made through our catering and digital channels, such as the CAVA app and the CAVA website, and include orders fulfilled through third-party marketplace and native delivery and digital order pick-up.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income adjusted to exclude interest income, net, (benefit from) provision for income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, restructuring and other costs, and certain non-recurring public company costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income.
Adjusted Net Income and Adjusted Net Income Margin
Adjusted Net Income is net income adjusted to exclude the net benefit from the release of the valuation allowance previously recorded against our deferred tax assets (“VA Release”). Adjusted Net Income margin is Adjusted Net Income as a percentage of revenue. We use Adjusted Net Income and Adjusted Net Income margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income to net income.
Components of Results of Operations
Revenue includes sales of food and beverage in our CAVA and Zoes Kitchen locations and CPG sales. As of March 2, 2023, we no longer operate any Zoes Kitchen locations. CAVA restaurants generally operate at higher revenue levels than the predecessor Zoes Kitchen locations prior to conversion.
Food, beverage, and packaging consists primarily of food, beverage, and packaging costs, including manufacturing costs and costs associated with our production facilities. The components of food, beverage, and packaging are variable in nature, increase as sales volumes increase, and are influenced by sales mix, commodity costs, and inflation.
Labor includes all restaurant-level management and hourly labor costs, including salaries, wages, benefits, bonuses, payroll taxes, and other indirect labor costs. Factors that influence labor costs include the minimum wage in the jurisdictions in which we operate, payroll tax legislation, inflation, the strength of the labor market for hourly Team Members, benefits costs, healthcare costs, and the number, size, and location of our restaurants. As we open new restaurants, we typically incur higher labor following the initial opening of such restaurant due to increased training costs. We expect labor to increase in the aggregate as we continue to open new restaurants.
Occupancy consists of restaurant-level occupancy including rent, common area expenses, real estate and other taxes, and disposal fees. Occupancy excludes expenses associated with unopened restaurants, which are recorded in pre-opening costs, expenses associated with closed restaurants, which are recorded in restructuring and other costs, and expenses related to support centers, which are recorded in general and administrative expenses. Occupancy varies from location to location and is impacted by macroeconomic conditions, including inflation. We expect occupancy to increase in the aggregate as we continue to open new restaurants but to decrease as a percentage of revenue in the long-term as we continue to leverage higher CAVA Same Restaurant Sales Growth.
Other operating expenses include all other restaurant-level operating expenses, such as kitchen supplies, utilities, repairs and maintenance, travel costs, credit card and bank fees, recruiting, third-party delivery service fees, marketing expenses, and costs associated with our distribution network.
General and administrative expenses include expenses associated with our Collaboration Center Organization which supports the development and operation of restaurants, including compensation and benefits, legal and professional fees, equity-based compensation, technology fees, travel expenses, marketing expenses, and rent and other costs related to the facilities in our Collaboration Center Organization. We expect general and administrative expenses to increase in the aggregate as we continue to expand our business but to decrease as a percentage of revenue in the long-term.
Depreciation and amortization primarily consists of depreciation of assets related to CAVA restaurants and our production facilities, including leasehold improvements and equipment, as well as technology improvements.

Restructuring and other costs consist mainly of expenses incurred in connection with our Zoes Kitchen conversion strategy, public company readiness costs prior to our IPO, and costs related to our collaboration center relocation.
Pre-opening costs consist of expenses incurred prior to opening a new restaurant (including new restaurants that were converted from a Zoes Kitchen location) and are made up primarily of manager salaries, payroll and training costs, travel costs, supplies, relocation costs, and recruiting expenses. Pre-opening costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs are expensed as incurred.
Impairment and asset disposal costs consist of losses recognized on the write-down of the carrying value of property and equipment, net and operating lease assets and the loss on disposal of assets.
Interest income, net includes interest income from our short-term investments, partially offset by cash and non-cash charges related to our 2022 Credit Facility, including the amortization of debt issuance costs.
(Benefit from) provision for income taxes represents federal and state current and deferred income tax expense.
Results of Operations
Our results of operations, on a consolidated basis and by segment, for fiscal 2024 and 2023 are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment. As of March 2, 2023, we no longer operate any Zoes Kitchen locations, and on October 20, 2023 our conversion strategy was completed with the last conversion restaurant opening. As a result, we have limited our discussion of the Zoes Kitchen segment. In addition, because our consolidated results of operations include the results of our Zoes Kitchen segment, we believe that our consolidated results of operations are less indicative of our performance as compared to our CAVA segment.
Comparison of Fiscal 2024 and 2023
CAVA Segment Results
The following table summarizes the results of the CAVA segment for the fiscal years indicated:

	2024		2023		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$954,273	100.0%	$717,060	100.0%	$237,213	33.1%
Restaurant operating expenses (excluding depreciation and amortization):
Food, beverage, and packaging	279,741	29.3	208,237	29.0	71,504	34.3
Labor	247,490	25.9	185,820	25.9	61,670	33.2
Occupancy	69,851	7.3	57,811	8.1	12,040	20.8
Other operating expenses	119,078	12.5	87,704	12.2	31,374	35.8
Total restaurant operating expenses	716,160	75.0	539,572	75.2	176,588	32.7
Restaurant-level profit	$238,113	25.0%	$177,488	24.8%	$60,625	34.2%
CAVA Revenue
The increase in CAVA Revenue was primarily due to a $156.6 million increase from the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 13.4%, which consists of 8.7% from guest traffic increases and 4.7% from menu price increases and product mix, partially offset by $10.9 million of revenue in the 53rd week in fiscal 2023.
CAVA Food, Beverage, and Packaging
The increase in CAVA food, beverage, and packaging was primarily due to a $47.6 million increase from the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 13.4%, partially offset by the impact of a 53rd week in fiscal 2023.

As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the June 3, 2024 launch of grilled steak.
CAVA Labor
The increase in CAVA labor was primarily due to the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to the impact of higher average hourly wages of 7%, partially offset by the impact of a 53rd week in fiscal 2023.
As a percentage of CAVA Revenue, CAVA labor was flat due to the aforementioned incremental wage investments, which include the impact of Assembly Bill 1228 in California (which we did not offset with an increase to menu prices), offset by the impact of higher sales.
CAVA Occupancy
The increase in CAVA occupancy was primarily due to the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations.
As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA Other Operating Expenses
The increase in CAVA other operating expenses was primarily due to the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2023, of which a portion was attributable to the 28 CAVA restaurants that were converted from Zoes Kitchen locations. The remainder of the increase was primarily due to investments in the integrity of our physical spaces in support of our increased restaurant volumes and CAVA Same Restaurant Sales Growth of 13.4%, partially offset by the impact of a 53rd week in fiscal 2023.
As a percentage of CAVA Revenue, CAVA other operating expenses increased due in part to the aforementioned investments in the integrity of our physical spaces in support of our increased restaurant volumes, partially offset by operating leverage associated with higher sales.
Zoes Kitchen Segment Results
The following table summarizes the results of the Zoes Kitchen segment for the fiscal years indicated:

	2024		2023		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$—	—%	$3,867	100.0%	$(3,867)	N/M
Restaurant operating expenses (excluding depreciation and amortization):
Food, beverage, and packaging	—	—	1,141	29.5	(1,141)	N/M
Labor	—	—	1,506	38.9	(1,506)	N/M
Occupancy	—	—	508	13.1	(508)	N/M
Other operating expenses	—	—	889	23.0	(889)	N/M
Total restaurant operating expenses	—	—	4,044	104.6	(4,044)	N/M
Restaurant-level loss	$—	—%	$(177)	(4.6)%	$177	N/M
__________________
N/M    data not meaningful

As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations, which resulted in the decreases above.

Other Results
The following table summarizes remaining activity related to our CPG operations for the fiscal years indicated:

	2024		2023		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$9,440	100.0%	$7,773	100.0%	$1,667	21.4%
Food, beverage, and packaging	5,002	53.0	4,080	52.5	922	22.6
Other operating expenses	746	7.9	658	8.5	88	13.4
The increases noted above were primarily a result of increased sales of dips, spreads, and dressings.
Consolidated Results
The following table summarizes our consolidated results of operations for the fiscal years indicated:

	2024		2023		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$963,713	100.0%	$728,700	100.0%	$235,013	32.3%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	284,743	29.5	213,458	29.3	71,285	33.4
Labor	247,490	25.7	187,326	25.7	60,164	32.1
Occupancy	69,851	7.2	58,319	8.0	11,532	19.8
Other operating expenses	119,824	12.4	89,251	12.2	30,573	34.3
Total restaurant operating expenses	721,908	74.9	548,354	75.3	173,554	31.6
General and administrative expenses	120,500	12.5	101,491	13.9	19,009	18.7
Depreciation and amortization	60,355	6.3	47,433	6.5	12,922	27.2
Restructuring and other costs	580	0.1	6,080	0.8	(5,500)	(90.5)
Pre-opening costs	12,197	1.3	15,718	2.2	(3,521)	(22.4)
Impairment and asset disposal costs	5,055	0.5	4,899	0.7	156	3.2
Total operating expenses	920,595	95.5	723,975	99.4	196,620	27.2
Income from operations	43,118	4.5	4,725	0.6	38,393	N/M
Interest income, net	(16,474)	(1.7)	(8,852)	(1.2)	(7,622)	86.1
Other income, net	(318)	—	(471)	(0.1)	153	(32.5)
Income before taxes	59,910	6.2	14,048	1.9	45,862	N/M
(Benefit from) provision for income taxes	(70,409)	(7.3)	768	0.1	(71,177)	N/M
Net income	$130,319	13.5%	$13,280	1.8%	$117,039	N/M
__________________
N/M    data not meaningful
Revenue
The increase in consolidated revenue was primarily driven by a $237.2 million increase in our CAVA segment, partially offset by a $3.9 million decrease in our Zoes Kitchen segment, which was no longer operating as of March 2, 2023. Refer to “CAVA Segment Results” above for more information.
Food, Beverage, and Packaging
The increase in consolidated food, beverage, and packaging was primarily driven by a $71.5 million increase in our CAVA segment, partially offset by a $1.1 million decrease in our Zoes Kitchen segment. Refer to “CAVA Segment Results” above for more information.

Labor
The increase in consolidated labor was primarily driven by a $61.7 million increase in our CAVA segment, partially offset by a $1.5 million decrease in our Zoes Kitchen segment. Refer to “CAVA Segment Results” above for more information.
Occupancy
The increase in consolidated occupancy was primarily driven by a $12.0 million increase in our CAVA segment, partially offset by a $0.5 million decrease in our Zoes Kitchen segment. Refer to “CAVA Segment Results” above for more information.
Other Operating Expenses
The increase in consolidated other operating expenses was primarily driven by a $31.4 million increase in our CAVA segment, partially offset by a $0.9 million decrease in our Zoes Kitchen segment. Refer to “CAVA Segment Results” above for more information.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to investments to support future growth, higher equity-based compensation associated with awards made in connection with the IPO, and recurring public company costs, partially offset by $1.1 million in certain non-recurring public company costs in the prior year. Equity-based compensation includes higher payroll taxes in connection with the vesting of RSUs and exercise of options.
Depreciation and Amortization
The increase in depreciation and amortization was primarily driven by the addition of assets from 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2023, the commencement of operations at our new manufacturing facility in Verona, Virginia in the first quarter of fiscal 2024, and technology improvements.
Restructuring and Other Costs
The decrease in restructuring and other costs was primarily due to costs incurred in the prior year period in connection with our Zoes Kitchen conversion strategy, public company readiness, and the relocation of our collaboration center.
Pre-opening Costs
The decrease in pre-opening costs was due to the volume and timing of new CAVA restaurant openings.
Impairment and Asset Disposal Costs
The increase in impairment and asset disposal costs was primarily due to investments in the integrity of our physical spaces in support of our increased restaurant volumes and the impact of Hurricane Helene on one of our restaurants in North Carolina, partially offset by $1.3 million of impairment charges and higher costs in connection with Zoes Kitchen closures in the prior year.
Interest Income, Net
The increase in interest income, net, was due to interest income associated with higher short term investments as a result of proceeds from the IPO.
(Benefit From) Provision For Income Taxes
The benefit from income taxes of $70.4 million in fiscal 2024 was primarily driven by the full release of a valuation allowance on deferred tax assets compared with income tax expense of $0.8 million in the prior year. Our effective tax rates in fiscal 2024 and 2023 were not meaningful due to the impact of the valuation allowance. Excluding the net benefit of the release of the valuation allowance of $80.1 million (which includes $3.6 million of income tax expense associated with the recognition of a deferred tax liability related to the federal tax impact of state deferred tax assets), the effective tax rate in fiscal 2024 would have been 16.2%, which reflects the permanent benefit associated with the vesting of RSUs and exercise of stock options above grant date fair values.

Net Income
Our net income increased as a result of the factors described above.
Non-GAAP Financial Measures
In addition to our consolidated financial statements, which are prepared in accordance with GAAP, we present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our operating performance. Management believes Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. Management uses Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone provide.
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin are not recognized terms under GAAP and should not be considered as alternatives to net income or net income margin as measures of financial performance, or cash provided by operating activities as measures of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. Because not all companies use identical calculations, the presentation of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin measures have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA and Adjusted Net Income do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA and Adjusted Net Income do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted Net Income does not reflect financing activities of our business;
•Adjusted EBITDA does not reflect period to period changes in taxes, income tax expense, or the cash necessary to pay income taxes;
•Adjusted EBITDA does not reflect the impact of earnings or cash charges resulting from matters we consider not to be indicative of our ongoing operations;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin should not be considered as measures of discretionary cash available to invest in business growth or to reduce any applicable indebtedness.

The following table provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin for the fiscal years indicated:

($ in thousands)	2024	2023
Net income	$130,319	$13,280
Non-GAAP Adjustments
Interest income, net	(16,474)	(8,852)
(Benefit from) provision for income taxes	(70,409)	768
Depreciation and amortization	60,355	47,433
Equity-based compensation	17,140	9,575
Other income, net	(318)	(471)
Impairment and asset disposal costs	5,055	4,899
Restructuring and other costs	580	6,080
Certain non-recurring public company costs	—	1,113
Adjusted EBITDA	$126,248	$73,825

Revenue	$963,713	$728,700
Net income margin[1]	13.5%	1.8%
Adjusted EBITDA margin	13.1%	10.1%
__________________
1    Net income margin for fiscal 2024 includes the impact of the $80.1 million benefit from the VA Release.
The following table provides a reconciliation of net income to Adjusted Net Income and net income margin to Adjusted Net Income margin for the fiscal years indicated:

($ in thousands)	2024	2023
Net income	$130,319	$13,280
Non-GAAP Adjustments
Tax benefit from VA Release	(80,100)	—
Adjusted Net Income	$50,219	$13,280

Revenue	$963,713	$728,700
Net income margin	13.5%	1.8%
Adjusted Net Income margin	5.2%	1.8%
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short- and long-term basis are for the expansion of our restaurant base, working capital, and other capital expenditures.
Our rapid expansion has been significantly aided by the Zoes Kitchen acquisition, which enabled us to expand our CAVA restaurant base in a capital-efficient manner. While conversions required initial capital investments, such costs were typically significantly lower for a conversion as compared to a new opening. Our conversion strategy was complete as of October 20, 2023; therefore, capital expenditure requirements relating to new CAVA Restaurant openings on a per restaurant basis in fiscal 2024 were higher than fiscal 2023, and will continue to be higher in future periods.
We believe that cash provided by operating activities and existing cash on hand, together with amounts available under our 2022 Credit Facility, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future, including our expected capital expenditures for expansion of our CAVA restaurant base, operating lease obligations, and other working capital obligations. See Item 8. “Financial Statements and Supplementary Data,” Note 6 (Debt) and Note 8 (Leases) to our consolidated financial statements for more information. Our sources of liquidity could be affected by factors described Part I, Item 1A. “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.

Cash Overview
We had cash and cash equivalents of $366.1 million and $332.4 million as of December 29, 2024 and December 31, 2023, respectively. For fiscal 2024, our operations were funded from cash flows from operations. Our principal uses of liquidity for fiscal 2024 were to fund new restaurant openings, working capital needs, and the finalization of construction of our new production facility in Verona, Virginia.
Cash Flows
The following table summarizes our cash flows for the fiscal years indicated:

			Change
($ in thousands)	2024	2023	$	%
Net cash provided by operating activities	$161,027	$97,101	$63,926	65.8%
Net cash used in investing activities	(108,131)	(138,806)	30,675	(22.1)%
Net cash (used in) provided by financing activities	(19,204)	335,008	(354,212)	(105.7)%
Net change in cash and cash equivalents	$33,692	$293,303	$(259,611)	(88.5)%
Operating Activities
The increase in net cash provided by operating activities was primarily due to improved operating performance and interest income associated with an increase in short-term investments as a result of proceeds from the IPO.
Investing Activities
The decrease in net cash used in investing activities was primarily due to higher capital expenditures in the prior year related to the construction of our new production facility and the volume and timing of new CAVA restaurant openings.
Financing Activities
The change in net cash (used in) provided by financing activities was primarily due to proceeds from the IPO in the prior year and higher tax withholding obligations arising from the vesting of RSUs in fiscal 2024 compared with the prior year.
Material Cash Commitments
The following table summarizes current and long-term material cash requirements as of December 29, 2024, which we expect to fund primarily with operating cash flows:

	Payments Due by Fiscal Year
(in thousands)	Total	2025	2026-2027	2028-2029	Thereafter
Operating leases[1]	$496,144	$59,936	$128,612	$112,777	$194,819
Purchase obligations[2]	20,780	20,752	28	—	—
__________________
1    Refer to Item 8. “Financial Statements and Supplementary Data,” Note 8 (Leases) for more information on our operating leases.
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
Credit Facility
Refer to Item 8. “Financial Statements and Supplementary Data,” Note 6 (Debt), for a description of our 2022 Credit Facility.
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
The Company has assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective positive evidence evaluated is the cumulative income earned over the most recent three-year period. Such objective evidence in addition to other subjective evidence, such as our projections for future growth, supports a more likely than not conclusion that all deferred tax assets will be realized. On the basis of this evaluation, the full valuation allowance was released in fiscal 2024, as further described in Item 8. “Financial Statements and Supplementary Data,” Note 7 (Income Taxes). Key assumptions utilized within the projections include the Company’s sales, growth rates, gross margins, operating expenses in relation to the current economic conditions and the Company’s future expectations, market competition, inflation, consumer trends, and other relevant economic factors. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective positive evidence in the form of cumulative income is no longer present.
Equity-based Compensation
The Company has issued stock options and RSUs. Equity-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the requisite service period. Equity-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur.
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
Recent Accounting Pronouncements
Refer to Item 8. “Financial Statements and Supplementary Data,” Note 2 (Basis of Presentation and Significant Accounting Policies).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risks, including commodity and food price risks, labor costs, effects of inflation, and interest rate risk. We currently do not enter into derivatives or other financial instruments for trading or speculative purposes. We currently have operations only in the United States and do not have material foreign currency exposure.
Commodity and Food Price Risks
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by market conditions, supply chain interruptions, weather, the impact of tariffs, and other factors which are not within our control. In many cases, we believe we will be able to address material commodity cost increases through purchasing contracts, pricing arrangements, adjusting our menu pricing, or other operational adjustments that increase productivity. However, we cannot assure you that these measures will be able to fully offset any increase in commodity prices, which could increase restaurant operating costs as a percentage of restaurant sales and impact our results from operations.
Labor Costs
Wages paid in our restaurants are impacted by, among other factors, changes in federal and state hourly minimum wage rates. Accordingly, changes in the federal and state hourly minimum wage rates directly affect our labor costs. Wages and benefits are also affected by supply and demand forces in specific regions. We currently pay all our Team Members more than the applicable minimum wage in the area where they work. Competition in these communities for qualified Team Members could require us to pay higher wages and provide greater benefits. In addition, recent macroeconomic conditions have resulted in aggressive competition for talent, wage inflation and pressure to improve benefits, and workplace conditions to remain competitive.
While we generally seek to offset any wage increases with operational efficiencies and by leveraging CAVA Same Restaurant Sales Growth, such measures may not fully offset any wage increases and we may seek to increase our menu prices. We cannot assure you that we will be able to fully offset wage increases through any of these measures.
Effects of Inflation
Inflation impacts our restaurant operating expenses. While we have been able to partially offset inflation and other changes in operating expenses by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed without any resulting change to traffic frequency or purchasing patterns. In addition, there can be no assurance that we will generate CAVA Same Restaurant Sales Growth in an amount sufficient to offset inflationary or other cost pressures.
A portion of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, any menu price increases at our restaurants would only offset a proportionate increase in occupancy and related expenses.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our investments through our cash in our money market accounts. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 29, 2024, we had $366.1 million of cash and cash equivalents consisting of bank accounts, money market funds, and other cash equivalent investments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical decrease of 100 basis points to current prevailing market rates applied to our cash and cash equivalents balance as of December 29, 2024, would result in a decrease of $3.6 million in investment income over a twelve month period.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	59
Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023	63
Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2024, December 31, 2023, and December 25, 2022	64
Consolidated Statements of Preferred Stock and Stockholders’ Equity for the Fiscal Years Ended December 29, 2024, December 31, 2023, and December 25, 2022	65
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2024, December 31, 2023, and December 25, 2022	66
Notes to Consolidated Financial Statements	68
Note 1. Nature of Operations	68
Note 2. Basis of Presentation and Significant Accounting Policies	68
Note 3. Revenue	73
Note 4. Fair Value	73
Note 5. Supplemental Balance Sheet Information	74
Note 6. Debt	74
Note 7. Income Taxes	75
Note 8. Leases	77
Note 9. Commitments and Contingencies	78
Note 10. Related Party Transactions	78
Note 11. Equity-based Compensation	79
Note 12. Earnings (loss) Per Share	80
Note 13. Segment Reporting	81
Note 14. Subsequent Events	82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of CAVA Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CAVA Group, Inc. and subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, preferred stock and stockholders’ equity, and cash flows, for each of the three years in the periods ended December 29, 2024, December 31, 2023, and December 25, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the periods ended December 29, 2024, December 31, 2023, and December 25, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes - Realizability of Deferred Tax Assets — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s historical and forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Management has determined that it is more likely than not that the existing deferred tax assets will be realized. On the basis of this evaluation, the Company fully released the valuation allowance against the deferred tax assets of $83.7 million in the fiscal year ended December 29, 2024. The Company’s deferred tax assets as of December 29, 2024, were $71.5 million.
We identified management's determination that it is more likely than not that deferred tax assets will be realized as a critical audit matter because of the significant judgments and estimates management makes in evaluating positive and negative evidence, including taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists when performing audit procedures to evaluate the reasonableness of management's significant judgments and estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination that it is more likely than not that deferred tax assets will be realized included the following, among others:
•With the assistance of our income tax specialists, we evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance is necessary.
•With the assistance of our income tax specialists, we evaluated whether the sources of management's estimated future taxable income were appropriate and sufficient to utilize the deferred tax assets.
•We tested the reasonableness of management's estimates of taxable income by comparing the estimates to:
◦The Company’s financial forecasts.
◦Historical taxable income.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.
•With the assistance of our income tax specialists, we evaluated the Company’s estimate of the timing of reversing temporary deferred items including utilization of net operating losses.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 25, 2025
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of CAVA Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CAVA Group, Inc. and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 25, 2025

CAVA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$366,120	$332,428
Trade accounts receivable, net	4,799	3,662
Other accounts receivable	8,197	8,223
Inventories	7,600	5,637
Prepaid expenses and other	7,438	4,962
Total current assets	394,154	354,912
Property and equipment, net	372,902	330,730
Operating lease assets	321,832	289,451
Goodwill	1,944	1,944
Intangible assets	1,355	1,355
Deferred income taxes	71,537	—
Other long-term assets	5,945	5,365
Total assets	$1,169,669	$983,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,573	$17,234
Accrued expenses and other	69,822	59,219
Operating lease liabilities, current	37,241	32,583
Total current liabilities	132,636	109,036
Deferred income taxes	—	79
Operating lease liabilities	341,467	303,615
Other long-term liabilities	—	225
Total liabilities	474,103	412,955
Commitments and Contingencies (Note 9)
Stockholders' equity:
Common stock, par value $0.0001 per share; 2,500,000 authorized; 115,093 and 113,708 issued and outstanding, respectively	12	11
Treasury stock, at cost; 1,431 shares and 1,086 shares, respectively	(34,377)	(9,727)
Additional paid-in capital	1,047,275	1,028,181
Accumulated deficit	(317,344)	(447,663)
Total stockholders’ equity	695,566	570,802
Total liabilities and stockholders' equity	$1,169,669	$983,757

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share amounts)	December 29, 2024	December 31, 2023	December 25, 2022
Revenue	$963,713	$728,700	$564,119
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	284,743	213,458	179,988
Labor	247,490	187,326	157,891
Occupancy	69,851	58,319	53,669
Other operating expenses	119,824	89,251	74,587
Total restaurant operating expenses	721,908	548,354	466,135
General and administrative expenses	120,500	101,491	70,037
Depreciation and amortization	60,355	47,433	42,724
Restructuring and other costs	580	6,080	5,923
Pre-opening costs	12,197	15,718	19,313
Impairment and asset disposal costs	5,055	4,899	19,753
Total operating expenses	920,595	723,975	623,885
Income (loss) from operations	43,118	4,725	(59,766)
Interest (income) expense, net	(16,474)	(8,852)	47
Other income, net	(318)	(471)	(919)
Income (loss) before taxes	59,910	14,048	(58,894)
(Benefit from) provision for income taxes	(70,409)	768	93
Net income (loss)	$130,319	$13,280	$(58,987)
Earnings (loss) per share
Basic	$1.14	$0.22	$(44.41)
Diluted	$1.10	$0.21	$(44.41)
Weighted-average common shares outstanding:
Basic	114,292	60,512	1,328
Diluted	118,273	63,448	1,328

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 26, 2021	95,204	$662,308	1,124	$—	747	$(5,708)	$15,219	$(402,532)	$(393,021)
Equity-based compensation	—	—	—	—	—	—	3,803	—	3,803
Shares purchased under equity plans	—	—	15	—	—	—	37	—	37
RSU vesting	—	—	409	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	—	—	(139)	—	139	(911)	—	—	(911)
Cumulative effect of ASC 842 adoption	—	—	—	—	—	—	—	576	576
Net loss	—	—	—	—	—	—	—	(58,987)	(58,987)
Balance—December 25, 2022	95,204	$662,308	1,409	$—	886	$(6,619)	$19,059	$(460,943)	$(448,503)
Equity-based compensation	—	—	—	—	—	—	9,360	—	9,360
Shares purchased under equity plans	—	—	116	—	—	—	1,353	—	1,353
RSU vesting	—	—	568	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	—	—	(200)	—	200	(3,108)	—	—	(3,108)
Proceeds from initial public offering, net of underwriting fees and offering costs of $29.3 million	—	—	16,611	1	—	—	336,110	—	336,111
Conversion of preferred stock	(95,204)	(662,308)	95,204	10	—	—	662,299	—	662,309
Net income	—	—	—	—	—	—	—	13,280	13,280
Balance—December 31, 2023	—	$—	113,708	$11	1,086	$(9,727)	$1,028,181	$(447,663)	$570,802
Equity-based compensation	—	—	—	—	—	—	13,603	—	13,603
Shares purchased under equity plans	—	—	830	—	—	—	5,491	—	5,491
RSU vesting	—	—	900	1	—	—	—	—	1
Tax withholding on equity-based compensation awards	—	—	(345)	—	345	(24,650)	—	—	(24,650)
Net income	—	—	—	—	—	—	—	130,319	130,319
Balance—December 29, 2024	—	$—	115,093	$12	1,431	$(34,377)	$1,047,275	$(317,344)	$695,566

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	December 29, 2024	December 31, 2023	December 25, 2022
Cash flows from operating activities:
Net income (loss)	$130,319	$13,280	$(58,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	60,355	47,406	37,086
Amortization of intangible assets	—	27	5,638
Equity-based compensation	13,603	9,360	3,803
Deferred income taxes	(71,616)	50	5
Impairment and asset disposal costs	5,055	4,899	19,753
Changes in operating assets and liabilities:
Trade accounts receivable	(1,137)	(835)	(50)
Other accounts receivable	26	(3,315)	(1,626)
Inventories	(1,963)	(498)	(1,496)
Prepaid expenses and other	(3,362)	60	(318)
Operating lease assets	(32,494)	(20,521)	(34,187)
Accounts payable	8,903	2,549	336
Accrued expenses and other	10,791	19,123	(2,906)
Operating lease liabilities	42,547	25,516	38,987
Net cash provided by operating activities	161,027	97,101	6,038
Cash flows from investing activities:
Purchases of property and equipment	(108,131)	(138,806)	(104,161)
Net cash used in investing activities	(108,131)	(138,806)	(104,161)
Cash flows from financing activities:
Proceeds from long-term debt	—	6,000	—
Payments on long-term debt	—	(6,000)	—
Tax withholding on equity-based compensation awards	(24,650)	(3,108)	(911)
Shares purchased under equity plans	5,491	1,353	37
Proceeds from initial public offering, net of underwriting fees of $22.8 million	—	342,604	—
Offering costs paid	—	(5,384)	(1,109)
Payment of loan acquisition fees	—	(372)	(986)
Payments on finance lease obligations	(45)	(85)	(115)
Net cash (used in) provided by financing activities	(19,204)	335,008	(3,084)
Net change in cash and cash equivalents	33,692	293,303	(101,207)
Cash and cash equivalents - beginning of year	332,428	39,125	140,332
Cash and cash equivalents - end of year	$366,120	$332,428	$39,125

	Fiscal Year Ended
(in thousands)	December 29, 2024	December 31, 2023	December 25, 2022
Supplemental Disclosure of Cash Flow Information:
Offering costs not yet paid	$—	$—	$542
Cash paid for fees and interest related to long-term debt	211	330	161
Cash paid for income taxes	2,533	116	523
Change in accrued purchases of property and equipment	(986)	584	5,083
Conversion of redeemable preferred stock into common stock in connection with initial public offering	—	662,309	—

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of December 29, 2024, operates 367 fast-casual CAVA Restaurants in 25 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in its restaurants and to be sold in grocery stores.
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Initial Public Offering—On June 20, 2023, the Company completed an initial public offering (the “IPO”) of 16.6 million shares of common stock at a price of $22.00 per share, which included 2.2 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, the Company received net proceeds from the offering of $336.1 million. In connection with the IPO, the Company issued 95.2 million shares of common stock, par value $0.0001 per share, of the Company upon conversion on a one-for-one basis of all outstanding shares of its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock, each of which had a par value of $0.0001 per share, pursuant to the Company’s Sixth Amended and Restated Certificate of Incorporation, as amended, and in connection with the Company’s IPO. Conversion of the preferred stock into shares of common stock occurred automatically. As of December 29, 2024 and December 31, 2023 there were no outstanding shares of preferred stock.
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
Fiscal Year—The Company operates on a 52-week or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal years ended December 29, 2024 (“fiscal 2024”) and December 25, 2022 (“fiscal 2022”) each contain 52 weeks, and the fiscal year ended December 31, 2023 (“fiscal 2023”) contains 53 weeks. In a 52-week fiscal year, the first fiscal quarter contains sixteen weeks and the second, third, and fourth fiscal quarters each contain twelve weeks. In a 53-week fiscal year, the first fiscal quarter contains sixteen weeks, the second and third fiscal quarters each contain twelve weeks, and the fourth fiscal quarter contains thirteen weeks.
Use of Estimates—The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the evaluation of a valuation allowance on deferred tax assets, equity-based compensation, lease accounting matters, impairment of long-lived assets including right-of-use assets, and legal liabilities. These estimates are based on information available as of the date of the consolidated financial statements; therefore actual results could differ from those estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase, and deposits in transit from credit card processers, to be cash equivalents. Cash and cash equivalents are maintained with financial institutions and, at times, the amount on deposit may exceed the amount of insurance provided on such deposits. Interest earned on cash and cash equivalents is presented within interest (income) expense, net in the accompanying consolidated statements of operations.
Accounts Receivable—Trade accounts receivable primarily relates to revenues from CPG sales, third-party delivery, and catering. Other accounts receivable primarily relates to amounts due from landlords. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. The Company recorded an allowance for doubtful accounts as of December 29, 2024 and December 31, 2023 of approximately $0.1 million.
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
Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method based on the following estimated lives:

Property and Equipment	Useful life
Leasehold improvements	Shorter of lease term or estimated asset life
Building	39 years
Equipment and vehicles	5-7 years
Furniture and fixtures	7 years
Computer hardware and software	3-5 years
Expenditures for improvements and renewals that extend the useful life of an asset are capitalized. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in impairment and asset disposal costs in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred and presented within other operating expenses in the accompanying consolidated statements of operations.
The Company capitalizes certain internal costs, including payroll and payroll-related costs for employees directly associated with development and construction of future restaurants, after the restaurant has been approved and it is considered probable to open. The Company also capitalizes payroll and payroll-related costs directly associated with the development and implementation of technology. These costs are included in property and equipment, net and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term or, in the case of technology, 3 to 5 years. The Company capitalized internal payroll costs related to new restaurant construction and technology activities of $6.0 million, $5.6 million, and $5.1 million during fiscal 2024, 2023, and 2022, respectively.
Leases—We lease all of our restaurants, our production facility in Laurel, Maryland, our food distribution center in Edison, New Jersey, our restaurant collaboration center in Washington, D.C., and our support centers in Brooklyn, New York, and Plano, Texas under various non-cancelable lease agreements that expire on various dates through 2040. At inception of a lease, we determine its classification as an operating or financing lease. All of our restaurant leases are classified as operating leases. Restaurants are located on sites leased from third parties. When determining the lease term, the Company considers reasonably certain option periods.
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
Operating lease assets and liabilities are recognized at the lease’s commencement date. We measure the lease liability at lease commencement by discounting the future minimum lease payments. The Company made policy elections to not apply the balance sheet recognition requirements for short-term leases (less than 12 months) and to account for lease components and non-lease components as a single lease component. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs, lease incentives, and impairment. As the rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at a lease’s commencement date to determine the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
Goodwill and Intangible Assets—Related to the acquisition of CAVA Foods, LLC in 2015, the Company recorded goodwill of $1.9 million. Intangible assets not subject to amortization consist of purchased trademarks of $0.8 million and $0.6 million of other intangibles. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or when impairment indicators are present. Impairment is measured as the excess of the carrying value over the fair value of the goodwill and intangible assets.
Impairment of Long-lived Assets—Whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Company evaluates its long-lived assets for impairment at the lowest level in which there are identifiable cash flows (“asset group”). The asset group is at the restaurant-level for restaurant assets. If the estimated future cash flows (undiscounted) from the use of an asset are less than the carrying value, impairment would be indicated. The Company uses an income approach (discounted cash flow method) to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of an asset group exceeds its fair value. A significant number of estimates, which are largely unobservable and classified as Level 3 inputs in the fair value hierarchy, are involved in the application of the discounted cash flow method. Estimates and assumptions used include sales, growth rates, gross margins, operating expenses in relation to the current economic conditions and the Company’s future expectations, market competition, inflation, consumer trends, and other relevant economic factors. If actual performance does not achieve such projections, the Company may be required to recognize impairment charges in futures periods and such charges could be material.
The Company recorded impairment charges, which are presented in impairment and asset disposal costs in the accompanying consolidated statements of operations, of $1.3 million, and $9.0 million during fiscal 2023, and 2022, respectively, as further described in Note 4 (Fair Value).
Insurance Reserves—The Company self-insures a portion of its expected losses under its workers’ compensation and general liability insurance programs. To limit its exposure to losses, the Company maintains stop-loss coverage through third-party insurers. Insurance liabilities representing estimated costs to settle reported claims as well as claims incurred but not reported are included in accrued expenses and other on the accompanying consolidated balance sheets. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions, and is closely monitored and adjusted when warranted by changing circumstances.
Revenue Recognition—The Company recognizes in-restaurant and digital revenue when payment is tendered at the point of sale as the performance obligation has been satisfied, which is recognized net of discounts, incentives, and sales tax collected from customers. Digital revenue includes digital orders, which consist of orders made through catering and digital channels such as the CAVA app and the CAVA website. Digital orders include orders fulfilled through third-party marketplace and native delivery and digital order pick-up.
CPG revenue associated with dips, spreads, and dressings is recognized upon transfer of control to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. Transfer of control occurs at a point in time, typically upon delivery as this is when title and risk of loss passes to the customer. Allowances for sales returns, stale products, and discounts are recorded as reductions to CPG revenue. The Company uses judgment in estimating sales returns, considering numerous factors such as historical sales return rates.
Gift Cards—Revenue related to the sale of gift cards is deferred until the gift card is redeemed. Deferred gift card revenue is included in accrued expenses and other in the accompanying consolidated balance sheets. Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards for products indefinitely and the Company does not deduct non-usage fees from outstanding gift card balances. A portion of gift cards that are not expected to be redeemed exclusive of amounts that are subject to state unclaimed property laws are recognized as breakage over time in proportion to gift card redemptions. Revenue recognized from gift card breakage was immaterial in fiscal 2024, 2023, and 2022.
Loyalty Program—On October 7, 2024, the Company launched its reimagined CAVA Rewards loyalty program with the goal of developing personal relationships with guests as the Company scales its business. CAVA Rewards members generally earn points for every dollar spent. Points can be redeemed for various rewards, which consist of free food and beverage items. Points expire if an account is inactive for a period of 180 days, and earned rewards converted from points expire 60 days after they are issued.
The Company records a liability and a corresponding reduction in revenue in periods when loyalty program rewards are earned by members. The Company recognizes revenue and a corresponding reduction to the liability in periods when loyalty program rewards are redeemed by members. The amount of revenue recognized or deferred is based on the stand-alone selling price of the loyalty points multiplied by an estimated redemption rate. The Company determines the stand-alone selling price of loyalty points based on the estimated value of the products for which a reward is expected to be redeemed.

Advertising and Marketing Costs—Advertising and marketing costs are expensed as incurred. Advertising and marketing costs totaled $8.8 million, $6.1 million, and $7.1 million during fiscal 2024, 2023, and 2022, respectively, and are distributed among general and administrative expenses, other operating expenses, and pre-opening costs in the accompanying consolidated statements of operations.
Restructuring and Other Costs—Restructuring and other costs consist mainly of expenses related to our Zoes Kitchen conversion strategy, public company readiness costs prior to the IPO, and costs related to our restaurant collaboration center relocation. The liability relating to restructuring costs as of December 29, 2024 and December 31, 2023 was not material.
Pre-opening Costs—Pre-opening costs consist of expenses incurred prior to opening a new restaurant (including new restaurants that were converted from a Zoes Kitchen location) and are made up primarily of manager salaries, payroll and training costs, travel costs, supplies, relocation costs, and recruiting expenses. Pre-opening costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs are expensed as incurred.
Income Taxes—The Company is taxed as a C corporation under which income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities, reflecting the impact of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s historical and forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2023 the Company had recorded a full valuation against its deferred tax assets. The full valuation was released in fiscal 2024 as further described in Note 7 (Income Taxes).
The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant tax authorities in the jurisdictions in which the Company operates. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company did not have any uncertain tax positions as of December 29, 2024 and December 31, 2023.
The Company’s primary tax jurisdiction is in the United States. Generally, federal, state, and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 29, 2024.
Equity-based Compensation—The Company has issued stock options and RSUs under its equity incentive plans and purchase rights under its employee stock purchase plan (“ESPP”). Equity-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the requisite service period. Equity-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur.
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
Earnings (loss) per share—Basic earnings (loss) per share (“basic EPS”) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share (“diluted EPS”) adjusts basic EPS for the impact of potentially dilutive shares using the treasury stock method. Potentially dilutive shares include outstanding stock options, non-vested RSUs, and purchase rights granted under the ESPP. In periods in which there is a loss, potentially dilutive securities are not included in the calculation of diluted EPS as their impact would be anti-dilutive.
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
•Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant value drivers are observable.
•Level 3—Unobservable inputs for the asset or liability. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.
Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, including money market securities, accounts receivable, and accounts payable, approximates fair value. Assets recognized or disclosed at fair value in the accompanying consolidated financial statements on a nonrecurring basis include certain items within property and equipment, net and operating lease assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 4 (Fair Value) for more information.
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
JOBS Act Election—In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay adoption of certain accounting standards until those standards would apply to private companies. The Company was an emerging growth company until December 29, 2024, the date on which it qualified as a large accelerated filer, and previously elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, during the time in which it was an emerging growth company, the Company was not subject to the same implementation timing for new or revised accounting standards as other public companies that were not emerging growth companies and, as a result, the Company’s financial statements may not have been comparable to companies that complied with new or revised accounting pronouncements as of public company effective dates.
As of July 12, 2024, the last trading day of the Company’s most recently completed second fiscal quarter, the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million. As a result, the Company became a large accelerated filer as of the end of fiscal 2024 and is no longer an emerging growth company. As a large accelerated filer, the Company is subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to the Company due to its status as an emerging growth company. These requirements include, but are not limited to: the requirement that the Company’s independent registered public accounting firm attest to the effectiveness of the Company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002; compliance with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements; the requirement that the Company provide more detailed disclosures regarding executive compensation; and the requirement that the Company hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
Recently Adopted Accounting Standards—In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Updated (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The Company adopted the guidance beginning with its consolidated financial statements for the fiscal year ended December 29, 2024, which includes additional segment expense disclosures, among other items.
Recently Issued Accounting Standards— In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 (our fiscal 2025) and early adoption is permitted. The amendment should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregation, in tabular presentation, of certain income statement expenses into different categories, such as purchases of inventory, employee compensation, and depreciation. The amendment is effective for fiscal years beginning after December 15, 2026 (our fiscal 2027) and early adoption is permitted. The amendment should be applied on a retrospective basis. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.
The Company reviewed all other recently issued accounting standards and determined they were either not applicable or are not expected to have a material impact on our consolidated financial statements.
3.    REVENUE
The Company’s revenue was as follows for the fiscal years indicated:

(in thousands)	2024	2023	2022
Restaurant revenue	$954,273	$720,927	$556,986
CPG revenue and other	9,440	7,773	7,133
Revenue	$963,713	$728,700	$564,119
Revenue from the redemption of the Company’s gift cards and loyalty program is included in restaurant revenue. Refer to Note 5 (Supplemental Balance Sheet Information) for the Company’s gift card and loyalty liabilities balances. Revenue recognized from the redemption of gift cards that was included in the gift card liability at the beginning of the year was $2.0 million, $1.0 million, and $0.6 million during fiscal 2024, 2023, and 2022, respectively.
Changes in the CAVA Rewards liability, which is included in accrued expenses and other on the accompanying consolidated balance sheets, were as follows for the fiscal years indicated:

(in thousands)	2024	2023	2022
CAVA Rewards liability, beginning balance	$1,787	$1,255	$1,353
Revenue deferred	10,718	8,627	6,794
Revenue recognized	(8,727)	(8,095)	(6,892)
CAVA Rewards liability, ending balance	$3,778	$1,787	$1,255
4.    FAIR VALUE
The following table summarizes certain assets measured at fair value on a non-recurring basis due to impairment charges. The fair value of these assets was measured using an income approach (discounted cash flow method), which relies on Level 3 inputs as described in Note 2 (Basis of Presentation and Significant Accounting Policies).

(in thousands)	Level	December 31, 2023
Certain property and equipment, net	3	668

The following tables presents impairment charges by reportable segment and asset disposal costs recognized during the fiscal years indicated:

(in thousands)	2024	2023	2022
Impairment charges
CAVA	$—	$547	$1,247
Zoes Kitchen	—	745	6,053
Other	—	—	1,676
Total impairment	—	1,292	8,976
Total asset disposal costs	5,055	3,607	10,777
Total impairment and asset disposal costs	$5,055	$4,899	$19,753
Impairment charges within the Zoes Kitchen segment were recognized in connection with the Company’s conversion strategy. Impairment charges within Other relate to the relocation of our restaurant collaboration center. Asset disposal costs primarily relate to normal course replacement of certain assets in our restaurants in all fiscal years presented, the impact of Hurricane Helene on one of our restaurants in North Carolina in fiscal 2024, and the Zoes Kitchen segment in connection with our conversion strategy as described in Note 13 (Segment Reporting) in fiscal 2023 and 2022.
5.    SUPPLEMENTAL BALANCE SHEET INFORMATION
The following table presents the Company’s property and equipment, net as of the periods indicated:

(in thousands)	December 29, 2024	December 31, 2023
Land	$600	$600
Building	24,042	—
Leasehold improvements	332,312	268,245
Equipment	107,995	79,268
Furniture and fixtures	20,860	19,694
Computer hardware and software	54,217	46,437
Construction in progress	27,725	58,501
Total property and equipment, gross	567,751	472,745
Less accumulated depreciation	(194,849)	(142,015)
Total property and equipment, net	$372,902	$330,730
Construction in progress includes CAVA new restaurant openings and technology improvements. Building, as of December 29, 2024 and construction in progress as of December 31, 2023, include the new production facility in Verona, Virginia, which commenced operations in the first quarter of fiscal 2024.
The following table presents the Company’s accrued expenses and other as of the periods indicated:

(in thousands)	December 29, 2024	December 31, 2023
Accrued payroll and payroll taxes	$30,272	$23,370
Accrued capital purchases	7,514	7,935
Sales and use tax payable	4,024	3,807
Gift card and loyalty liabilities	6,736	4,096
Other accrued expenses	21,276	20,011
Total accrued expenses and other	$69,822	$59,219
6.    DEBT
JPMorgan Chase Bank Revolving Line of Credit—On February 15, 2023, the Company entered into a second amendment with respect to its revolving credit agreement with JP Morgan Chase Bank, N.A. as administrative agent dated March 11, 2022, collectively known as the “2022 Credit Facility.”

The amendment provided for a $30.0 million delayed draw term loan facility (the “Delayed Draw Facility”) to finance construction and capital expenditures in respect of the Company’s production facility in Verona, Virginia. On May 31, 2023, the Company borrowed $6.0 million under the Delayed Draw Facility, which was repaid on July 6, 2023 (amounts repaid under the Delayed Draw Facility cannot be reborrowed). The Delayed Draw Facility terminated on August 15, 2024.
As of December 29, 2024, available borrowing capacity under the 2022 Credit Facility was $74.3 million, net of $0.7 million of outstanding letters of credit. The 2022 Credit Facility contains lender approved, uncommitted incremental revolving credit capacity of up to an aggregate amount of $25.0 million. The 2022 Credit Facility has a five-year term and matures on March 11, 2027. As of December 29, 2024, the Company had unamortized loan origination fees of $0.8 million related to the 2022 Credit Facility recorded within other long-term assets on the accompanying consolidated balance sheet.
Interest on loans under the 2022 Credit Facility are based on the one, three or six months Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility), as applicable, plus an applicable margin of 1.50% to 2.50% based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company also has the ability to draw overnight borrowings for which interest rates are calculated based on the Alternative Base Rate (as defined in the 2022 Credit Facility). The Company had no borrowings under the 2022 Credit Facility as of December 29, 2024 and December 31, 2023.
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
The 2022 Credit Facility includes customary restrictive covenants, including limitations on additional indebtedness, creation of liens, dividend payments, investments and certain transactions with affiliates. The 2022 Credit Facility also includes covenants that require compliance with certain leverage ratios. The availability of certain baskets and the ability to enter into certain transactions may be subject to compliance with such leverage ratios. In addition, the 2022 Credit Facility contains other customary covenants, representations, and events of default. As of December 29, 2024, the Company was in compliance with these financial and other covenants.
7.    INCOME TAXES
At December 29, 2024, the Company assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets (“DTAs”). A significant piece of objective positive evidence evaluated was the cumulative income earned over the three-year period ended December 29, 2024. Such objective evidence, in addition to forecasted future taxable income and available tax planning strategies that could be implemented, were determined to support that it is more likely than not the existing DTAs will be realized. On the basis of this evaluation, as of December 29, 2024, the valuation allowance against the DTAs of $83.7 million was fully released.
The Company generates all of its income before taxes in the United States. The (benefit from) provision for income taxes consists of the following for the fiscal years indicated:

(in thousands)	2024	2023	2022
Current:
Federal	$—	$—	$—
State	1,207	718	88
Subtotal current	1,207	718	88
Deferred:
Federal	(56,021)	20	2
State	(15,595)	30	3
Subtotal deferred	(71,616)	50	5
(Benefit from) provision for income taxes	$(70,409)	$768	$93

The (benefit from) provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income (loss) before taxes for the reasons set forth below for the fiscal years indicated:

(in thousands)	2024	2023	2022
Income tax expense (benefit) at federal statutory rate	$12,581	$2,950	$(12,323)
State income tax expense (benefit)	5,931	996	(1,885)
(Decrease) increase in valuation allowance	(83,662)	(4,699)	13,428
Deferred taxes	—	1,032	1,318
Equity-based compensation	(5,251)	(556)	(541)
Nondeductible executive compensation	227	915	—
Other permanent adjustments	(235)	130	96
(Benefit from) provision for income taxes	$(70,409)	$768	$93
As a result of the release of the valuation allowance, the Company recorded a deferred tax liability related to the federal tax impact of its state deferred tax assets, which resulted in an increase to income tax expense of $3.6 million in fiscal 2024 presented within state income tax expense (benefit) in the table above.
The following table presents the Company’s deferred tax assets and liabilities as of the periods indicated:

(in thousands)	December 29, 2024	December 31, 2023
Deferred tax assets:
Net operating loss	$52,797	$59,012
Operating lease liabilities	97,358	89,700
Property and equipment	—	4,692
Equity-based compensation	1,226	1,596
Other	5,705	5,732
Gross deferred tax assets	157,086	160,732
Valuation allowance	—	(83,662)
Net deferred tax assets	157,086	77,070
Deferred tax liabilities:
Operating lease assets	(82,737)	(77,149)
Property and equipment	(2,812)	—
Net deferred tax liabilities	(85,549)	(77,149)
Total net deferred tax assets (liabilities)	$71,537	$(79)
The Company had available as of December 29, 2024, $215.2 million and $154.8 million of unused federal and state net operating loss carryforwards, respectively. Under the Tax Cuts and Jobs Act of 2017, net operating losses may be carried forward indefinitely. However, net operating losses arising in tax years that begin after December 31, 2017, are limited to 80% of the respective future year’s taxable income. In addition, net operating loss carryforwards may be limited in situations where there is a change in the Company’s ownership. The Company has performed an analysis to substantiate existing net operating loss carryforwards are available for use related to historical changes in the Company’s ownership. The Company’s federal net operating losses generated before December 31, 2017, and outstanding as of December 29, 2024, of $0.7 million will start to expire if not utilized, beginning in 2037, and state net operating losses expire over varying intervals in the future.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which includes a new 15% alternative minimum tax based upon financial statement income (“book minimum tax”), a 1% excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The provisions of the Inflation Reduction Act are generally effective for periods after December 31, 2022, with no immediate impact to our current income tax expense or net DTAs. We do not currently expect that the Inflation Reduction Act will have a material impact on our financial results.

8.    LEASES
The weighted average remaining lease term and discount rate were as follows as of the period indicated:

	December 29, 2024	December 31, 2023
Weighted average remaining lease term (years)	8.2	8.2
Weighted average discount rate	6.26%	6.01%
The components of lease cost were as follows for the fiscal years indicated:

(in thousands)	Classification	2024	2023	2022
Operating lease cost[1]	Occupancy, General and administrative expenses	$52,573	$44,201	$42,551
Pre-opening lease cost	Pre-opening costs	3,867	4,296	3,823
Closed restaurant lease cost	Restructuring and other costs	97	558	840
Short-term lease costs	General and administrative expenses	328	364	460
Variable lease cost	Occupancy	2,695	1,421	327
Sublease income	Other income	(470)	(479)	(659)
Total lease cost		$59,090	$50,361	$47,342
__________________
1    Excludes $10.6 million, $9.4 million, and $8.5 million in fiscal 2024, 2023, and 2022, respectively, relating to variable real estate taxes, insurance, and common area maintenance costs.
Supplemental disclosures of cash flow information related to leases were as follows for the fiscal years indicated:

(in thousands)	2024	2023	2022
Cash paid for operating lease liabilities	$58,172	$48,739	$49,984
Operating lease assets obtained in exchange for operating lease liabilities[1]	66,820	43,985	322,015
Derecognition of operating lease assets due to termination or impairment	109	4,946	17,041
__________________
1    Amount presented for fiscal 2022 includes a $256.9 million transition adjustment for the adoption of ASC 842.
Refer to Note 4 (Fair Value) for a description of impairment charges that included a reduction to operating lease assets in fiscal 2023 and 2022.
Future minimum lease payments by fiscal year for operating leases consist of the following as of December 29, 2024:

(in thousands)	Operating Leases
2025	$59,936
2026	65,339
2027	63,273
2028	58,377
2029	54,400
Thereafter	194,819
Total	496,144
Less: imputed interest	117,436
Operating lease liabilities (current and non-current)	$378,708
As of December 29, 2024, future minimum lease payments excluded $146.7 million relating to legally binding leases executed but not yet commenced.

9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of December 29, 2024 and December 31, 2023, the Company had four irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.7 million. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
Litigation—The Company is currently involved in various claims and legal actions that arise in the ordinary course of its business, including claims resulting from employment related matters. While the ultimate outcome and the costs associated with litigation are inherently uncertain and difficult to predict, as of the date hereof, the Company does not believe that any of its pending legal proceedings, most of which are covered by insurance, will have a material effect on its business, financial condition, results of operations, or cash flows. However, a significant increase in the number of these claims or an increase in uninsured amounts owed under successful claims could materially and adversely affect the Company’s business, financial condition, results of operations, or cash flows.
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
The accompanying consolidated financial statements include an immaterial expense for the matters described above.
10.    RELATED PARTY TRANSACTIONS
We were party to a consulting agreement (the “Consulting Agreement”) with CMRG Inc. (“CMRG”), which is primarily owned by certain of the founders of the Company, including Theodoros Xenohristos, who serves on our Board of Directors. Under the terms of the Consulting Agreement, the founders provided culinary, branding, food products, and restaurant operation services to one of our subsidiaries, CAVA Mezze Grill, in exchange for an annual consulting fee. During fiscal 2022, $0.2 million was paid to CMRG for consulting services under the Consulting Agreement. The Consulting Agreement was effectively terminated in December 2022.
We were party to a management services agreement (“MSA”) with Act III Management, LLC (“Act III Management”), which is one of our stockholders and is controlled by Ronald Shaich, who is Chair of our Board of Directors. Act III Management provided consulting in the areas of information technology, strategy, finance, off-premises sales, and restaurant operations. During fiscal 2022, $0.8 million was paid to Act III Management under the MSA. The MSA was terminated in accordance with its terms in December 2022.

11.    EQUITY-BASED COMPENSATION
2023 Equity Incentive Plan—In connection with the Company’s IPO, the Company adopted the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan includes 9.4 million authorized shares of the Company’s common stock for issuance to employees, directors, and consultants through stock options (both incentive and non-qualified), restricted shares of our common stock, RSUs, performance stock units, and other equity-based awards tied to the value of our shares. As of December 29, 2024, 7.4 million shares were available for issuance under the 2023 Plan. The number of shares reserved for issuance under the 2023 Plan will automatically increase on the first day of each fiscal year commencing on December 30, 2024 (first day of fiscal 2025) by a number of shares equal to the lesser of (i) 1% of the then-outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (ii) a lesser number of shares as determined by our Board of Directors.
2015 Equity Incentive Plan—Prior to the Company’s IPO, the Company granted incentive stock options, non-qualified stock options, and restricted stock unit awards to employees, directors, and consultants under the 2015 Equity Incentive Plan (the “2015 Plan”). Following effectiveness of the 2023 Plan in connection with our IPO, no further awards will be granted under the 2015 Plan; however, awards outstanding under the 2015 Plan will continue to be governed by their existing terms.
During fiscal 2024, 2023, and 2022 the Company recognized compensation expense (including applicable payroll taxes) related to awards under the equity incentive plans and the 2023 ESPP (as defined below) of $17.1 million, $9.6 million, and $4.0 million, respectively. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Stock Options—Prior to the IPO, under the 2015 Plan, our Board of Directors determined the option exercise price and granted all stock options at exercise prices that were equal or exceed the fair value of the common stock on the date of grant. The terms of all stock options may not exceed 10 years. Vesting terms are determined by our Board of Directors and generally vest annually in equal installments over four years of continuous service, except for 0.6 million options that were granted to the Company’s CEO in connection with the IPO that vest over five years of continuous service.
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	3,078	$11.45	6.8	$97,054
Granted	7	47.84
Exercised	(768)	4.12
Forfeited or expired	(53)	15.34
Outstanding - December 29, 2024	2,264	$13.96	6.9	$227,328

Exercisable - December 29, 2024	1,070	$9.43	5.3
Vested and expected to vest - December 29, 2024	2,264	$13.96	6.9	$227,328
As of December 29, 2024, there was $8.9 million of unrecognized compensation costs related to option awards. This cost is expected to be recognized over a weighted-average period of 3.0 years. The aggregate intrinsic value of options exercised during fiscal 2024, 2023, and 2022, was $99.3 million, $1.1 million, and $0.1 million, respectively.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option pricing model during the fiscal years indicated:

	2024	2023	2022
Expected term (in years)[1]	6.3	6.4	6.2
Volatility[2]	46.7%	46.0%	45.0%
Risk-free interest rate	4.1%	3.8%	1.7%
Dividend rate	—%	—%	—%
Weighted-average grant date fair value per share	$24.47	$9.98	$2.97

__________________
1    Expected term was calculated using the simplified method, which is an average of the contractual term and vesting period of the option, as we do not have sufficient historical data for determining the expected term of our stock option awards.
2    Volatility was based on a group of industry peers with sufficient history.
Restricted Stock Units—Vesting terms of RSUs are determined by our Board of Directors and generally vest annually in equal installments over four years of continuous service, except for 0.3 million RSUs that were granted to the Company’s CEO in connection with the IPO that vest over five years of continuous service.
A summary of the Company’s restricted stock unit activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 31, 2023	2,653	$12.69	$113,985
Granted	34	63.24
Vested	(900)	10.42
Forfeited	(151)	14.98
Non-vested - December 29, 2024	1,636	$14.79	$187,109
As of December 29, 2024, there was $18.4 million of unrecognized compensation expense related to RSU awards. This cost is expected to be recognized over a weighted-average period of 2.6 years. The weighted-average grant date fair value of RSUs during fiscal 2023 and 2022 was $17.52 and $6.74, respectively. The aggregate fair value of shares vested during fiscal 2024, 2023, and 2022 was $64.8 million, $8.5 million, and $2.6 million, respectively.
2023 Employee Stock Purchase Plan—In connection with the IPO, the Company’s Board of Directors adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The 2023 ESPP authorizes issuance of 1.8 million shares of common stock to the Company’s employees of which, 1.7 million were available for issuance as of December 29, 2024. The number of shares of the Company’s common stock reserved for issuance will automatically increase on the first day of each fiscal year ending on December 29, 2032 by the lesser of (i) 1% of the outstanding common stock of the Company on the last day of the immediately preceding fiscal year and (ii) a lower number of shares of our common stock as determined by the Board of Directors.
The 2023 ESPP allows eligible employees to acquire shares of the Company’s common stock through payroll deduction over offering periods that are approximately six months. The per share purchase price is equal to 85% of the lesser of the fair market value of a share of the Company’s common stock on (i) the first day of the offering period or (ii) the last day of the offering period. During fiscal 2024, the Company issued less than 0.1 million shares under the 2023 ESPP.
12.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of earnings (loss) per common share for the fiscal years indicated:

(in thousands, except per share amounts)	2024	2023	2022
Net income (loss)	$130,319	$13,280	$(58,987)
Weighted-average shares outstanding:
Basic	114,292	60,512	1,328
Dilutive awards	3,981	2,936	—
Diluted	118,273	63,448	1,328
Earnings (loss) per common share:
Basic	$1.14	$0.22	$(44.41)
Diluted	$1.10	$0.21	$(44.41)

The Company excluded the following potential common shares, presented based on amounts outstanding at the end of each period, from the computation of diluted earnings (loss) per share as the impact would have been anti-dilutive for the fiscal years indicated:

(in thousands)	2024	2023	2022
Stock options	1	—	1,201
Restricted stock units	1	—	1,776
Preferred stock (as converted to common shares)	—	—	95,204
Total common stock equivalents	2	—	98,181
During fiscal 2022, the Company’s potentially dilutive securities have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position.
13.    SEGMENT REPORTING
The Company’s operations are conducted as three operating segments: CAVA, Zoes Kitchen, and CAVA Foods. These segments were determined on the same basis that the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. Between 2019 and 2023, the Company completed a strategy of converting Zoes Kitchen restaurants into CAVA restaurants, with the last conversion restaurant opening on October 20, 2023, resulting in a total of 153 conversion restaurants. As of March 2, 2023, the Company no longer operates any Zoes Kitchen locations. CAVA Foods is below quantitative thresholds for segment reporting purposes, resulting in CAVA and Zoes Kitchen being the Company’s two reportable segments for the periods covered by the consolidated financial statements.
The CODM reviews segment performance and allocates resources based upon restaurant-level profit, which is defined as segment revenues less food, beverage, and packaging, labor, occupancy, and other operating expenses. Restaurant-level profit is used to measure the segment’s profitability as corporate-level expenses are excluded from such measure. The CODM uses restaurant-level profit for each segment in the annual budget to make decisions about the allocation of resources, with the monitoring of actual results to determine appropriate changes to such allocation. All segment revenue is earned in the United States, and all intersegment revenues have been eliminated. Intersegment revenues represent the sale, from CAVA Foods to CAVA, of dips and spreads used in our restaurants. Sales from external customers are derived principally from sales of food, beverage, and CPG. The Company does not rely on any major customers as sources of sales. As the CODM does not review asset information by segment, assets are reported only on a consolidated basis. Other includes the Company’s CPG sales from CAVA Foods.

The following table presents financial information about the Company’s reportable segments and includes reconciliations of reportable segment revenue to consolidated revenue and reportable segment restaurant-level profit to income (loss) before taxes for the fiscal years indicated:

(in thousands)	2024	2023	2022
Reportable segment revenue
CAVA	$954,273	$717,060	$448,594
Zoes Kitchen	—	3,867	108,392
Total reportable segment revenue	954,273	720,927	556,986

Reconciliation of reportable segment revenue to consolidated revenue:
Other revenue	9,440	7,773	7,133
Total consolidated revenue	963,713	728,700	564,119

Significant segment expenses
CAVA
Food, beverage, and packaging	279,741	208,237	140,760
Labor	247,490	185,820	121,318
Occupancy	69,851	57,811	40,855
Other operating expenses	119,078	87,704	54,568
Total CAVA segment expenses	716,160	539,572	357,501
Zoes Kitchen
Food, beverage, and packaging	—	1,141	33,367
Labor	—	1,506	36,573
Occupancy	—	508	12,814
Other operating expenses	—	889	19,538
Total Zoes Kitchen segment expenses	—	4,044	102,292

Reportable segment restaurant-level profit (loss)
CAVA	238,113	177,488	91,093
Zoes Kitchen	—	(177)	6,100
Total reportable segment restaurant-level profit	238,113	177,311	97,193

Reconciliation of total reportable segment restaurant-level profit to income (loss) before income taxes:
Other non-reportable segment profit	(3,692)	(3,035)	(791)
General and administrative expenses	120,500	101,491	70,037
Depreciation and amortization	60,355	47,433	42,724
Restructuring and other costs	580	6,080	5,923
Pre-opening costs	12,197	15,718	19,313
Impairment and asset disposal costs	5,055	4,899	19,753
Interest (income) expense, net	(16,474)	(8,852)	47
Other income, net	(318)	(471)	(919)
Income (loss) before taxes	$59,910	$14,048	$(58,894)
14.    SUBSEQUENT EVENTS
The Company is in the process of launching a strategic investment portfolio, which will be funded with cash and cash equivalents, that is expected to be finalized in the first quarter of 2025. The Company expects to classify this portfolio as available for sale with changes in fair value being recorded as other comprehensive income.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 29, 2024, which is included herein.
Item 9B. Other Information
During the twelve weeks ended December 29, 2024, the following directors and officers of the Company (as defined in Rule16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended.)

Name and Title	Action	Date of Action	Scheduled Termination of Trading Period*	Security Covered	Maximum Number of Securities to be Sold Pursuant to the Rule 10b5-1 Trading Plan
David Bosserman Director	Adoption	11/19/2024	11/26/2025	Common Stock	17,000
Kelly Costanza Chief People Officer	Adoption	12/11/2024	12/31/2025	Common Stock	11,837
__________________
*    The Rule 10b5-1 trading arrangement may terminate earlier than the scheduled termination date if all transactions under the trading arrangement are completed.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2024.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2024.
Part IV
Item 15. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of CAVA Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
3.2	Amended and Restated Bylaws of CAVA Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
4.1	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	X
10.1†	CAVA Group, Inc. 2023 Amended and Restated Equity Incentive Plan.	X
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

10.6†	Employment Agreement between CAVA Group, Inc. and Kelly Costanza, effective as of May 20, 2022.	X
10.7
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

10.10
Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 26, 2021, by and among CAVA Group, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.11†	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).
10.14†
Form of Restricted Stock Unit Award Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).

10.15†	Form of Option Agreement under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).
10.16†
Form of Standard Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).

10.18†
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).

10.19†
Form of Option Award Agreement under the 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 12, 2023).

19.1	Securities Trading Policy.	X
21.1	Subsidiaries of the Company.	X
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	CAVA Group, Inc. Incentive Compensation Clawback Policy
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)
Date: February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934 the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025.

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