Form 10-Q
period 2025-04-20
CAVA GROUP, INC.
filed 2025-05-16
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 20, 2025
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

The registrant had outstanding 115,659,969 shares of common stock as of May 8, 2025.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Adjusted EBITDA” is defined as net income adjusted to exclude interest income, net, (benefit from) provision for income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, and restructuring and other costs, in each case, to the extent applicable in a given fiscal period. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA for the sixteen weeks ended April 20, 2025 and April 21, 2024;
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA as a percentage of revenue;
“Adjusted Net Income” is defined as net income in the prior year fiscal 2024 periods adjusted to exclude the net benefit associated with the release of a valuation allowance previously recorded against deferred tax assets ("VA Release"). In addition, Adjusted Net Income includes an allocation of total fiscal 2024 income tax expense excluding the VA Release to each quarter assuming a consistent effective tax rate. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted Net Income for the sixteen weeks ended April 20, 2025 and April 21, 2024;
“Adjusted Net Income Margin” is defined as Adjusted Net Income as a percentage of revenue;
“CAVA Average Unit Volume” or “CAVA AUV” represents total revenue of operating CAVA Restaurants that were open for the entire trailing thirteen periods, and digital kitchens sales for such period, divided by the number of operating CAVA Restaurants that were open for the entire trailing thirteen periods;
“CAVA digital kitchen” is defined to include kitchens used for third-party marketplace and native delivery, digital order pickup, and/or centralized catering production and that has neither in-restaurant dining nor customer-facing make lines;
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following: we operate in a highly competitive industry; our future growth depends on our ability to open new restaurants while managing our growth effectively and maintaining our culture, and our historical growth may not be indicative of our future growth; we may not be able to successfully identify appropriate locations and develop and expand our operations in existing and new markets; new restaurants may not be profitable, and may negatively affect sales at our existing locations; negative changes in guest perception of our brand could negatively impact our business; our efforts to market our restaurants and brand may not be successful; food safety issues and food-borne illness concerns may harm our business; if we are unable to maintain or increase prices, our margins may decrease; the growth of our business depends on our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings; economic factors and guest behavior trends, which are uncertain and largely beyond our control, may adversely affect guests’ behavior and our ability to maintain or increase sales at our restaurants; we are subject to risks associated with leasing property; we may not be able to successfully expand our digital and delivery business, which is subject to risks outside of our control; our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business; we may not realize the anticipated benefits from past and potential future acquisitions, investments, or other strategic initiatives; we may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations; our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations; we may not successfully optimize, operate, and manage our production facilities; we may experience shortages, delays, or interruptions in the delivery of food items and other products; we may face increases in food, commodity, energy, and other costs; we may face increases in labor costs, labor shortages, and difficulties in our ability to identify, hire, train, motivate and retain the right team members; our success depends on our ability to attract, develop, and retain our management team and key team members; security breaches of our electronic processing of credit and debit card transactions, the CAVA app, or confidential guest or team member information (including personal information) may adversely affect our business; our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity; we rely heavily on information technology systems, and failures of, or interruptions in, or not effectively scaling and adapting, our information technology systems could harm our business; we are subject to evolving rules and regulations with respect to environmental, social, and governance (“ESG”) matters; climate change and volatile adverse weather conditions could adversely affect our restaurant sales or results of operations; and each of the other factors set forth in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, and in other reports filed with the United States Securities and Exchange Commission, all of which are available on the investor relations page of our website at investor.cava.com.
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

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	April 20, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$289,350	$366,120
Trade accounts receivable, net	7,267	4,799
Other accounts receivable	8,650	8,197
Investments at fair value (amortized cost of $80,013)	79,917	—
Inventories	7,280	7,600
Prepaid expenses and other	10,561	7,438
Total current assets	403,025	394,154
Property and equipment, net	390,576	372,902
Operating lease assets	348,010	321,832
Goodwill	1,944	1,944
Intangible assets, net	1,579	1,355
Deferred income taxes	76,915	71,537
Other long-term assets	6,314	5,945
Total assets	$1,228,363	$1,169,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,980	$25,573
Accrued expenses and other	63,718	69,822
Operating lease liabilities, current	44,580	37,241
Total current liabilities	134,278	132,636
Operating lease liabilities	367,911	341,467
Total liabilities	502,189	474,103
Commitments and Contingencies (Note 9)
Stockholders' equity:
Common stock, par value $0.0001 per share; 2,500,000 shares authorized; 115,656 and 115,093 issued and outstanding, respectively	12	12
Treasury stock, at cost; 1,431 shares and 1,431 shares	(34,377)	(34,377)
Additional paid-in capital	1,052,247	1,047,275
Accumulated deficit	(291,637)	(317,344)
Accumulated other comprehensive loss	(71)	—
Total stockholders’ equity	726,174	695,566
Total liabilities and stockholders' equity	$1,228,363	$1,169,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Sixteen Weeks Ended
(in thousands, except per share amounts)	April 20, 2025	April 21, 2024
Revenue	$331,826	$259,006
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	97,559	73,947
Labor	84,562	66,513
Occupancy	24,408	20,422
Other operating expenses	41,234	32,758
Total restaurant operating expenses	247,763	193,640
General and administrative expenses	41,394	33,840
Depreciation and amortization	20,811	17,322
Restructuring and other costs	—	282
Pre-opening costs	4,481	3,379
Impairment and asset disposal costs	1,667	1,290
Total operating expenses	316,116	249,753
Income from operations	15,710	9,253
Interest income, net	(4,617)	(4,914)
Other income, net	(27)	(78)
Income before taxes	20,354	14,245
(Benefit from) provision for income taxes	(5,353)	252
Net income	$25,707	$13,993

Earnings per share:
Basic	$0.22	$0.12
Diluted	$0.22	$0.12
Weighted-average common shares outstanding:
Basic	115,525	113,972
Diluted	118,437	117,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
Net income	$25,707	$13,993
Other comprehensive loss, net of tax:
Unrealized loss on investments	(71)	—
Total other comprehensive loss, net of tax	(71)	—
Comprehensive income	$25,636	$13,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares		Amount	Shares	Amount
Balance—December 31, 2023	113,708		$11	1,086	$(9,727)	$1,028,181	$(447,663)	$—	$570,802
Equity-based compensation	—		—	—	—	3,995	—	—	3,995
Shares purchased under equity plans	11		—	—	—	59	—	—	59
RSU vesting	475		—	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	(185)		—	185	(8,039)	—	—	—	(8,039)
Net income	—		—	—	—	—	13,993	—	13,993
Balance—April 21, 2024	114,009		$11	1,271	$(17,766)	$1,032,235	$(433,670)	$—	$580,810

Balance—December 29, 2024	115,093		$12	1,431	$(34,377)	$1,047,275	$(317,344)	$—	$695,566
Equity-based compensation	—		—	—	—	4,483	—	—	4,483
Shares purchased under equity plans	163		—	—	—	489	—	—	489
RSU vesting	400		—	—	—	—	—	—	—
Net income	—		—	—	—	—	25,707	—	25,707
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(71)	(71)
Balance—April 20, 2025	115,656		$12	1,431	$(34,377)	$1,052,247	$(291,637)	$(71)	$726,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
Cash flows from operating activities:
Net income	$25,707	$13,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,811	17,322
Equity-based compensation	4,483	3,995
Deferred income taxes	(5,353)	—
Impairment and asset disposal costs	1,667	1,290
Changes in operating assets and liabilities:
Trade accounts receivable	(2,468)	(1,849)
Other accounts receivable	(367)	2,002
Inventories	320	(667)
Prepaid expenses and other	(3,648)	182
Operating lease assets	(26,481)	(9,446)
Accounts payable	(1,705)	2,199
Accrued expenses and other	(8,231)	(5,086)
Operating lease liabilities	33,842	14,451
Net cash provided by operating activities	38,577	38,386
Cash flows from investing activities:
Purchases of property and equipment	(35,875)	(33,687)
Purchases of debt securities	(80,450)	—
Proceeds from principal payments on debt securities	489	—
Net cash used in investing activities	(115,836)	(33,687)
Cash flows from financing activities:
Tax withholding on equity-based compensation awards	—	(8,039)
Shares purchased under equity plans	489	59
Payments on finance lease obligations	—	(30)
Net cash provided by (used in) financing activities	489	(8,010)
Net change in cash and cash equivalents	(76,770)	(3,311)
Cash and cash equivalents - beginning of year	366,120	332,428
Cash and cash equivalents - end of period	$289,350	$329,117

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	1,280	814
Change in accrued purchases of property and equipment	4,240	(327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of April 20, 2025, the Company operated 382 fast-casual CAVA Restaurants in 26 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in its restaurants and to be sold in grocery stores.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2024. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.
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
Recently Issued Accounting Standards—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 (the Company’s fiscal 2025) and early adoption is permitted. The amendment should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregation, in tabular presentation, of certain income statement expenses into different categories, such as purchases of inventory, employee compensation, and depreciation. The FASB issued an update in January 2025, ASU 2025-01, which clarifies the effective date of ASU 2024-03. The amendment is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal 2027), with early adoption permitted, and may be applied on a retrospective basis. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.
The Company reviewed all other recently issued accounting standards and determined they were either not applicable or not expected to have a material impact on the Company’s financial position or results from operations.
2.    REVENUE
The Company’s revenue was as follows:

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
Restaurant revenue	$328,482	$256,290
CPG revenue and other	3,344	2,716
Revenue	$331,826	$259,006
Revenue from the redemption of the Company’s gift cards and loyalty program is included in restaurant revenue. Refer to Note 5 (Supplemental Balance Sheet Information) for the Company’s gift card and loyalty liability balances. Revenue recognized from the redemption of gift cards, included in the gift card liability at the beginning of the year was $1.4 million and $0.9 million during the sixteen weeks ended April 20, 2025 and April 21, 2024, respectively.
Changes in the CAVA Rewards liability, which is included in accrued expenses and other on the accompanying consolidated balance sheets, were as follows for the periods indicated:

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
CAVA Rewards liability, beginning balance	$3,778	$1,787
Revenue deferred	3,354	3,052
Revenue recognized	(3,029)	(2,954)
CAVA Rewards liability, ending balance	$4,103	$1,885
3.     INVESTMENTS
The Company launched an investment portfolio consisting of fixed income debt securities in the current quarter, which was funded with cash and cash equivalents on hand. These investments, which may be sold prior to their contractual maturity, are designated as available-for-sale (“AFS”) and are carried at fair value. The difference between amortized cost, net of credit loss allowances (“amortized cost, net”) and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive loss.
Investments were as follows as of the period indicated:

	April 20, 2025
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Losses	Estimated Fair Value
Asset backed	$9,081	$1	$(7)	$9,075
Commercial deposits	7,835	—	(2)	7,833
Commercial paper	1,486	—	(1)	1,485
Corporate bonds	56,748	3	(88)	56,663
U.S. government bonds	4,863	—	(2)	4,861
Total	$80,013	$4	$(100)	$79,917
In determining credit losses on its investments in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability, and stock performance. Based on the Company’s review of its investments in an unrealized loss position, it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at April 20, 2025. As of April 20, 2025, the Company did not intend to sell any investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell any investments before recovery of their amortized cost basis.
Investments by contractual maturities were as follows as of the period indicated:

	April 20, 2025
(in thousands)	Amortized cost basis	Fair Value
Less than one year	$35,838	$35,806
1.0 to 2.0 years	37,674	37,616
2.0 to 3.0 years	4,641	4,637
More than 3.0 years	1,860	1,858
Total	$80,013	$79,917
4.    FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement accounting guidance creates a fair value hierarchy to prioritize the inputs used to measure value into three categories. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest category (observable inputs) and Level 3 is the lowest category (unobservable inputs). The three levels are defined as follows:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Investments
The fair values of investments were based on the market values obtained from an independent asset management service. The asset management service utilizes the market approach in determining the fair values of the investments held by the Company. Typical inputs and assumptions to pricing models used to value the Company’s investments include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data, and industry and economic events. For asset backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes, and prepayment speeds.
The following table presents the fair value of the Company’s investments, measured on a recurring basis, as of the period indicated:

(in thousands)	April 20, 2025
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$9,075	$—	$9,075
Commercial deposits	—	7,833	—	7,833
Commercial paper	—	1,485	—	1,485
Corporate bonds	—	56,663	—	56,663
U.S. government bonds	4,861	—	—	4,861
Total	$4,861	$75,056	$—	$79,917
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
Certain operating lease assets and property and equipment, net for which an impairment loss of $1.1 million was recognized during the sixteen weeks ended April 20, 2025, were measured at fair value, on a non-recurring basis as of April 20, 2025. The fair value of these assets was concluded to be $1.0 million using an income approach (discounted cash flow method), which was measured using Level 3 inputs. Unobservable inputs include the discount rate and projected restaurant revenues and expenses.

5.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Property and equipment, net
The following table presents the Company’s property and equipment, net, as of the periods indicated:

(in thousands)	April 20, 2025	December 29, 2024
Land	$600	$600
Building	24,042	24,042
Leasehold improvements	350,234	332,312
Equipment and other	112,488	107,995
Furniture and fixtures	20,986	20,860
Computer hardware and software	57,583	54,217
Construction in progress	38,154	27,725
Total property and equipment, gross	604,087	567,751
Less accumulated depreciation	(213,511)	(194,849)
Total property and equipment, net	$390,576	$372,902
Construction in progress includes CAVA new restaurant openings and technology improvements as of both periods presented above.
Intangible assets, net
The increase in intangible assets, net during the sixteen weeks ended April 20, 2025 was due to two favorable lease assets recognized in connection with an asset acquisition.
Accrued expenses and other
The following table presents the Company’s accrued expenses and other as of the periods indicated:

(in thousands)	April 20, 2025	December 29, 2024
Accrued payroll and payroll taxes	$22,347	$30,272
Accrued capital purchases	9,642	7,514
Sales and use tax payable	2,723	4,024
Gift card and loyalty liabilities	6,437	6,736
Other accrued expenses	22,569	21,276
Total accrued expenses and other	$63,718	$69,822
6.    DEBT
As of April 20, 2025, the Company had a revolving loan commitment with available borrowing capacity of $74.1 million, net of $0.9 million of outstanding letters of credit (the “2022 Credit Facility”), with JPMorgan Chase Bank, N.A. as administrative agent. The 2022 Credit Facility has a five-year term and matures on March 11, 2027. Interest on loans under the 2022 Credit Facility are based on the one, three or six months Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility), as applicable, plus an applicable margin of 1.50% to 2.50% based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company is also required to pay a commitment fee for unused amounts under the 2022 Credit Facility, which ranges from 0.20% to 0.35% based on the Total Rent Adjusted Net Leverage Ratio. The 2022 Credit Facility is unconditionally guaranteed by certain of the Company’s domestic restricted subsidiaries and is secured, subject to permitted liens and other exceptions, by a first-priority security interest in and pledge of certain assets of the borrower and the guarantors. The 2022 Credit Facility includes customary restrictive covenants and covenants that require compliance with certain leverage ratios. As of April 20, 2025, the Company was in compliance with these financial and other covenants, and the Company had no borrowings under the 2022 Credit Facility.

7.    INCOME TAXES
Income taxes for the sixteen weeks ended April 20, 2025 has been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective income tax rate for the sixteen weeks ended April 20, 2025 was a benefit of 26.3% due to a $10.7 million reduction to income tax expense associated with equity-based compensation. The effective tax rate in the prior year quarter was 1.8% as the amount of income tax expense was immaterial prior to the Company’s release of its valuation allowance against deferred tax assets in the fourth quarter of fiscal 2024.
8.    LEASES
The Company leases all of its CAVA Restaurants, its digital kitchens, its production facility in Laurel, Maryland, its collaboration center in Washington, D.C., its support centers in Brooklyn, New York and Plano, Texas, and its food distribution center in Edison, New Jersey. The Company determines if a contract contains a lease at inception, and determines the classification of a lease, if necessary. Typically, restaurant leases have initial terms of 10 years and include five-year renewal options.
Supplemental disclosures of cash flow information related to leases were as follows:

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
Cash paid for operating lease liabilities	$15,910	$14,276
Operating lease assets obtained in exchange for operating lease liabilities	38,146	19,531
Derecognition of operating lease assets due to termination or impairment	302	109
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of April 20, 2025 and December 29, 2024, the Company had six and four irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.9 million and $0.7 million, respectively. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
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
10.    EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense (including applicable payroll taxes) of $6.7 million and $5.2 million during the sixteen weeks ended April 20, 2025 and April 21, 2024, respectively, related to its equity incentive plans and employee stock purchase plan, recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 29, 2024	2,264	$13.96	6.9	$227,328
Granted	107	95.03
Exercised	(163)	3.00
Forfeited or expired	(22)	21.94
Outstanding - April 20, 2025	2,186	$18.69	7.1	$148,123

Exercisable - April 20, 2025	1,056	$10.27	5.8
Vested and expected to vest - April 20, 2025	2,186	$18.69	7.1	$148,123
As of April 20, 2025, unrecognized compensation expense related to option awards was $12.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.
A summary of the Company’s restricted stock unit (“RSU”) activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 29, 2024	1,636	$14.79	$187,109
Granted	133	95.03
Vested	(400)	6.55
Forfeited	(34)	20.14
Non-vested - April 20, 2025	1,335	$25.10	$114,810
As of April 20, 2025, unrecognized compensation expense related to RSU awards was $27.3 million, which is expected to be recognized over a weighted-average period of 3.0 years.
11.    EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings per common share:

	Sixteen Weeks Ended
(in thousands, except per share amounts)	April 20, 2025	April 21, 2024
Net income	$25,707	$13,993
Weighted-average shares outstanding:
Basic	115,525	113,972
Dilutive awards	2,912	3,964
Diluted	118,437	117,936
Earnings per common share:
Basic	$0.22	$0.12
Diluted	$0.22	$0.12

The following equity awards were excluded from the calculation of diluted earnings per share:

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
Options to purchase common stock	49	4
Time-based vesting restricted stock units	61	1
Total common stock equivalents	110	5
12.    SEGMENT REPORTING
The Company’s operations are conducted as two operating segments: CAVA and CAVA Foods. CAVA includes the operations of all company-owned CAVA restaurants. CAVA Foods includes the production of dips and spreads used in CAVA restaurants as well as sales from the Company’s consumer-packaged goods (“CPG”) business. These segments were determined on the same basis that the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. CAVA is the Company’s only reportable segment, as CAVA Foods is below the quantitative threshold for segment reporting purposes.
The CODM reviews segment performance and allocates resources based upon restaurant-level profit, which is defined as segment revenues less food, beverage, and packaging, labor, occupancy, and other operating expenses. Restaurant-level profit is used to measure the segment’s profitability as corporate-level expenses are excluded from such measure. The CODM uses restaurant-level profit for each segment in the annual budget to make decisions about the allocation of resources, with the monitoring of actual results to determine appropriate changes to such allocation. All segment revenue is earned in the United States, and all intersegment revenues have been eliminated. Intersegment revenues represent the sale, from CAVA Foods to CAVA, of dips and spreads used in CAVA restaurants. Sales from external customers are derived principally from sales of food, beverage, and CPG. The Company does not rely on any major customers as sources of sales. As the CODM does not review asset information by segment, assets are reported only on a consolidated basis. Other includes the Company’s CPG sales from CAVA Foods.

The following table presents financial information about the Company’s reportable segment and includes reconciliations of CAVA segment revenue and restaurant-level profit to the Company’s consolidated revenue and income before taxes for the periods indicated:

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
Reportable segment revenue
CAVA	$328,482	$256,290

Reconciliation of reportable segment revenue to consolidated revenue:
Other revenue	3,344	2,716
Total consolidated revenue	331,826	259,006

Significant segment expenses
CAVA
Food, beverage, and packaging	96,224	72,195
Labor	84,562	66,513
Occupancy	24,408	20,422
Other operating expenses[1]	40,983	32,544
Total CAVA segment expenses	246,177	191,674

Reportable segment restaurant-level profit
CAVA	82,305	64,616

Reconciliation of total reportable segment restaurant-level profit to income before income taxes:
Other non-reportable segment profit	(1,758)	(750)
General and administrative expenses	41,394	33,840
Depreciation and amortization	20,811	17,322
Restructuring and other costs	—	282
Pre-opening costs	4,481	3,379
Impairment and asset disposal costs	1,667	1,290
Interest income, net	(4,617)	(4,914)
Other income, net	(27)	(78)
Income before taxes	$20,354	$14,245
__________________
1    Other operating expenses, a significant segment expense, includes all other restaurant-level operating expenses, such as kitchen supplies, utilities, repairs and maintenance, travel costs, credit card and bank fees, recruiting, third-party delivery service fees, and marketing expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and our Annual Report on Form 10-K for the year ended December 29, 2024 (our “2024 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” above and “Risk Factors” in our 2024 Annual Report.
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of April 20, 2025, the Company operated 382 fast-casual CAVA Restaurants in 26 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in our restaurants and to be sold in grocery stores.
Segments
The Company’s operations are conducted as two segments: CAVA and CAVA Foods. CAVA includes the operations of all company-owned CAVA restaurants. CAVA Foods includes the production of dips and spreads used in CAVA restaurants as well as sales from our consumer-packaged goods (“CPG”) business. CAVA is the Company’s only reportable segment as CAVA Foods is below the quantitative thresholds for segment reporting purposes. See Item 1. “Financial Statements,” Note 12 (Segment Reporting) for more information.
Key Performance Measures
In assessing the performance of our business, in addition to considering a variety of measures in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), our management team also considers a variety of other key performance measures, including non-GAAP measures. The key performance measures used by our management for determining how our business is performing are detailed in the table below.
We believe that these key financial measures provide useful information to users of our financial statements in understanding and evaluating our results of operations in the same manner as our management team. The presentation of these key performance measures, including Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin, which are non-GAAP financial measures, is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. See “Non-GAAP Financial Measures” below.

The following table sets forth our key performance measures:

	Sixteen Weeks Ended
($ in thousands)	April 20, 2025	April 21, 2024	Change
CAVA Revenue	$328,482	$256,290	$72,192
CAVA Same Restaurant Sales Growth[1]	10.8%	2.3%	8.5%
CAVA AUV[2]	$2,933	$2,608	$325
CAVA Restaurant-Level Profit	$82,305	$64,616	$17,689
CAVA Restaurant-Level Profit Margin	25.1%	25.2%	(0.1)%
CAVA Restaurants	382	323	59
Net New CAVA Restaurant Openings	15	14	1
CAVA Digital Revenue Mix	38.0%	37.0%	1.0%
Net income	$25,707	$13,993	$11,714
Adjusted EBITDA[3]	$44,850	$33,317	$11,533
Adjusted Net Income[3]	$25,707	$11,941	$13,766
Net income margin	7.7%	5.4%	2.3%
Adjusted EBITDA margin[3]	13.5%	12.9%	0.6%
Adjusted Net Income margin[3]	7.7%	4.6%	3.1%
__________________
1    To achieve an optimal comparison of fiscal weeks in the CAVA Same Restaurant Sales Growth calculation in fiscal 2024, giving consideration to holiday periods, each week of fiscal 2023 was shifted by one week. As a result of this shift, approximately $3.9 million of revenue is not included in CAVA Same Restaurant Sales Growth for the sixteen weeks ended April 21, 2024. Had this shift not been made, CAVA Same Restaurant Sales Growth would have been 4.3% in the sixteen weeks ended April 21, 2024.
2    Presented on a trailing thirteen period basis. For purposes of calculating CAVA AUV for the reporting period ended April 20, 2025, the applicable measurement period is the trailing thirteen periods ended April 20, 2025. For the reporting period ended April 21, 2024, the applicable measurement period is the trailing thirteen periods ended April 21, 2024, excluding the 53rd week of fiscal 2023.
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

CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA Restaurant unit data:

	Sixteen Weeks Ended
	April 20, 2025	April 21, 2024
CAVA Restaurants
Beginning of period	367	309
New CAVA Restaurant openings	15	15
Permanent closure	—	(1)
End of period	382	323

Results of Operations
Our results of operations, on a consolidated basis and by segment, for the sixteen weeks ended April 20, 2025 and April 21, 2024, are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment.

Comparison of the sixteen weeks ended April 20, 2025 and April 21, 2024
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Sixteen Weeks Ended
	April 20, 2025		April 21, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$328,482	100.0%	$256,290	100.0%	$72,192	28.2%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	96,224	29.3	72,195	28.2	24,029	33.3
Labor	84,562	25.7	66,513	26.0	18,049	27.1
Occupancy	24,408	7.4	20,422	8.0	3,986	19.5
Other operating expenses	40,983	12.5	32,544	12.7	8,439	25.9
Total restaurant operating expenses	246,177	74.9	191,674	74.8	54,503	28.4
Restaurant-level profit	$82,305	25.1%	$64,616	25.2%	$17,689	27.4%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $46.1 million increase from the 73 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 21, 2024. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 10.8%, which consisted of a 7.5% increase from guest traffic and a 3.3% increase from menu price and product mix.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $14.0 million increase from the 73 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 21, 2024. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 10.8%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the launch of grilled steak in the second quarter of fiscal 2024.
CAVA labor:
The increase in CAVA labor was primarily due to the 73 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 21, 2024 and higher average hourly wages of 3%. As a percentage of CAVA Revenue, CAVA labor decreased due to the impact of higher sales, partially offset by the aforementioned incremental wage investments.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 73 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 21, 2024. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 73 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 21, 2024, investments in the integrity of our physical spaces in support of our increased restaurant volumes, and CAVA Same Restaurant Sales Growth of 10.8%. As a percentage of CAVA Revenue, CAVA other operating expenses decreased due to operating leverage associated with higher sales, partially offset by the aforementioned investments in the integrity of our physical spaces in support of our increased restaurant volumes.

Other Results
The following table summarizes remaining activity related to CPG operations and the production of dips and spreads used in CAVA restaurants:

	Sixteen Weeks Ended
	April 20, 2025		April 21, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$3,344	100.0%	$2,716	100.0%	$628	23.1%
Food, beverage, and packaging	1,335	39.9	1,752	64.5	(417)	(23.8)
Other operating expenses	251	7.5	214	7.9	37	17.3
The increase in revenue noted above was primarily due to higher CPG sales. As a percentage of revenue, food, beverage, and packaging decreased due to operational efficiencies realized since the commencement of operations at our facility in Verona, VA in the first quarter of fiscal 2024.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Sixteen Weeks Ended
(in thousands)	April 20, 2025		April 21, 2024		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$331,826	100.0%	$259,006	100.0%	$72,820	28.1%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	97,559	29.4	73,947	28.6	23,612	31.9
Labor	84,562	25.5	66,513	25.7	18,049	27.1
Occupancy	24,408	7.4	20,422	7.9	3,986	19.5
Other operating expenses	41,234	12.4	32,758	12.6	8,476	25.9
Total restaurant operating expenses	247,763	74.7	193,640	74.8	54,123	28.0
General and administrative expenses	41,394	12.5	33,840	13.1	7,554	22.3
Depreciation and amortization	20,811	6.3	17,322	6.7	3,489	20.1
Restructuring and other costs	—	—	282	0.1	(282)	(100.0)
Pre-opening costs	4,481	1.4	3,379	1.3	1,102	32.6
Impairment and asset disposal costs	1,667	0.5	1,290	0.5	377	29.2
Total operating expenses	316,116	95.3	249,753	96.4	66,363	26.6
Income from operations	15,710	4.7	9,253	3.6	6,457	69.8
Interest income, net	(4,617)	(1.4)	(4,914)	(1.9)	297	(6.0)
Other income, net	(27)	—	(78)	—	51	(65.4)
Income before taxes	20,354	6.1	14,245	5.5	6,109	42.9
(Benefit from) provision for income taxes	(5,353)	(1.6)	252	0.1	(5,605)	N/M
Net income	$25,707	7.7%	$13,993	5.4%	$11,714	83.7%
__________________
N/M data not meaningful
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA Segment. Refer to “CAVA Segment Results” above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth and higher equity-based compensation, including payroll taxes arising from the vesting of RSUs.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 73 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 21, 2024 and technology improvements.
Pre-opening costs:
The increase in pre-opening costs was due to the timing of new CAVA restaurant openings, and includes the impact of higher rent geographies in the current quarter.

Impairment and asset disposal costs:
The increase in impairment and asset disposal costs was primarily due to impairment charges related to certain operating lease assets and property and equipment, net.
Interest income, net:
The decrease in interest income, net, was due to lower interest rates on short term investments in the current quarter.
(Benefit from) provision for income taxes:
The effective income tax rate for the sixteen weeks ended April 20, 2025 was a benefit of 26.3% due to a $10.7 million reduction to income tax expense associated with equity-based compensation, which includes a discrete item for the excess tax benefit. The effective tax rate in the prior year quarter was 1.8% as the amount of income tax expense was immaterial prior to the Company’s release of its valuation allowance against deferred tax assets in the fourth quarter of fiscal 2024.
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
•Adjusted EBITDA and Adjusted Net Income do not reflect financing activities of our business;
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
The following table provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin for the periods indicated:

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
Net income	$25,707	$13,993
Non-GAAP Adjustments
Interest income, net	(4,617)	(4,914)
(Benefit from) provision for income taxes	(5,353)	252
Depreciation and amortization	20,811	17,322
Equity-based compensation	6,662	5,170
Other income, net	(27)	(78)
Impairment and asset disposal costs	1,667	1,290
Restructuring and other costs	—	282
Adjusted EBITDA	$44,850	$33,317

Revenue	$331,826	$259,006
Net income margin	7.7%	5.4%
Adjusted EBITDA margin	13.5%	12.9%
The following table provides a reconciliation of net income to Adjusted Net Income and net income margin to Adjusted Net Income margin for the periods indicated:

	Sixteen Weeks Ended
(in thousands)	April 20, 2025	April 21, 2024
Net income	$25,707	$13,993
Quarterly allocation of income tax expense, excluding VA Release[1]	—	(2,052)
Adjusted Net Income	$25,707	$11,941

Revenue	$331,826	$259,006
Net income margin	7.7%	5.4%
Adjusted Net Income margin	7.7%	4.6%
__________________
1    Reflects an allocation of income tax expense excluding the net benefit from the release of the valuation allowance previously recorded against our deferred tax assets, or the VA Release, recorded in Q4 2024 assuming a consistent effective tax rate.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet our current and expected future operating needs. Our expected primary uses of cash on a short- and long-term basis are for the expansion of our restaurant base, working capital, and other capital expenditures.
We believe that cash provided by operating activities and existing cash on hand, together with amounts available under our 2022 Credit Facility, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future, including our expected capital expenditures for expansion of our CAVA restaurant base, operating lease obligations, and working capital requirements. Our sources of liquidity could be affected by general macroeconomic conditions, as well as tariff policy and geopolitical tensions between the United States and foreign countries, as well as the factors described under the section entitled “Risk Factors” in our 2024 Annual Report. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.

Cash Overview
We had cash and cash equivalents of $289.4 million and $366.1 million as of April 20, 2025 and December 29, 2024, respectively. In addition, we had investments of $79.9 million as of April 20, 2025. For the sixteen weeks ended April 20, 2025, our operations were funded from cash flows from operations.
Cash Flows
The following table summarizes our cash flows:

	Sixteen Weeks Ended		Change
(in thousands)	April 20, 2025	April 21, 2024	$	%
Net cash provided by operating activities	$38,577	$38,386	$191	0.5%
Net cash used in investing activities	(115,836)	(33,687)	(82,149)	243.9
Net cash provided by (used in) financing activities	489	(8,010)	8,499	(106.1)
Net change in cash and cash equivalents	$(76,770)	$(3,311)	$(73,459)	2218.6%
Operating Activities:
The increase in net cash provided by operating activities was primarily due to improved operating performance, partially offset by working capital changes.
Investing Activities:
The increase in net cash used in investing activities was primarily due to launching an investment portfolio to optimize returns on our cash balances and higher capital expenditures related to future new CAVA restaurant openings.
Financing Activities:
The change in net cash provided by (used in) financing activities was primarily due to decreased tax withholding obligations arising from the vesting of RSUs and an increase in stock options exercised in the sixteen weeks ended April 20, 2025 compared with the prior year period.
Material Cash Commitments
There have been no significant changes to the material cash commitments as disclosed in our 2024 Annual Report, other than those payments made in the ordinary course of business.
Credit Facility
Refer to Item 1, Financial Statements, Note 6 (Debt), for a description of our 2022 Credit Facility.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. We had no significant changes to our critical accounting estimates as described in our 2024 Annual Report.
Recent Accounting Pronouncements
Refer to Item 1, Financial Statements, Note 1 (Nature of Operations and Basis of Presentation).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risks, including commodity and food price risks, labor costs, effects of inflation, and interest rate risk. There have been no material changes to our exposure to market risks as described in our 2024 Annual Report.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended April 20, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Financial Statements, Note 9 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the sixteen weeks ended April 20, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2025.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)