Form 10-Q
period 2025-07-13
CAVA GROUP, INC.
filed 2025-08-13
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 13, 2025
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

The registrant had outstanding 115,954,290 shares of common stock as of August 5, 2025.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Adjusted EBITDA” is defined as net income adjusted to exclude interest income, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, and restructuring and other costs, in each case, to the extent applicable in a given fiscal period. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA for the twelve and twenty-eight weeks ended July 13, 2025 and July 14, 2024;
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA as a percentage of revenue;
“Adjusted Net Income” is defined as net income in the prior year fiscal 2024 periods adjusted to exclude the net benefit associated with the release of a valuation allowance previously recorded against deferred tax assets ("VA Release"). In addition, Adjusted Net Income includes an allocation of total fiscal 2024 income tax expense, excluding the VA Release, to each quarter assuming a consistent effective tax rate. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted Net Income for the twelve and twenty-eight weeks ended July 13, 2025 and July 14, 2024;
“Adjusted Net Income Margin” is defined as Adjusted Net Income as a percentage of revenue;
“CAVA Average Unit Volume” or “CAVA AUV” represents total revenue of operating CAVA Restaurants that were open for the entire trailing thirteen periods and CAVA digital kitchens sales for such period divided by the number of operating CAVA Restaurants that were open for the entire trailing thirteen periods;
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following: we operate in a highly competitive industry; our future growth depends on our ability to open new restaurants while managing our growth effectively and maintaining our culture, and our historical growth may not be indicative of our future growth; we may not be able to successfully identify appropriate locations and develop and expand our operations in existing and new markets; new restaurants may not be profitable and may negatively affect sales at our existing locations; negative changes in guest perception of our brand could negatively impact our business; our efforts to market our restaurants and brand may not be successful; food safety issues and food-borne illness concerns may harm our business; if we are unable to maintain or increase prices, our margins may decrease; the growth of our business depends on our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings; economic factors and guest behavior trends, which are uncertain and largely beyond our control, may adversely affect guests’ behavior and our ability to maintain or increase sales at our restaurants; we are subject to risks associated with leasing property; we may not be able to successfully expand our digital and delivery business, which is subject to risks outside of our control; our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business; we may not realize the anticipated benefits from past and potential future acquisitions, investments, or other strategic initiatives; we may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations; our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations; we may not successfully optimize, operate, and manage our production facilities; we may experience shortages, delays, or interruptions in the delivery of food items and other products; we may face increases in food, commodity, energy, and other costs; we may face increases in labor costs, labor shortages, and difficulties in our ability to identify, hire, train, motivate, and retain the right team members; our success depends on our ability to attract, develop, and retain our management team and key team members; security breaches of our electronic processing of credit and debit card transactions, the CAVA app, or confidential guest or team member information (including personal information) may adversely affect our business; our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity; we rely heavily on information technology systems, and failures of, or interruptions in, or not effectively scaling and adapting our information technology systems could harm our business; we are subject to evolving rules and regulations with respect to environmental, social, and governance (“ESG”) matters; climate change and volatile adverse weather conditions could adversely affect our restaurant sales or results of operations; and each of the other factors set forth in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, and in other reports filed with the United States Securities and Exchange Commission, all of which are available on the investor relations page of our website at investor.cava.com.
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

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	July 13, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$290,172	$366,120
Trade accounts receivable, net	7,637	4,799
Other accounts receivable	8,902	8,197
Investments at fair value (amortized cost of $95,629)	95,611	—
Inventories	7,994	7,600
Prepaid expenses and other	8,221	7,438
Total current assets	418,537	394,154
Property and equipment, net	418,027	372,902
Operating lease assets	367,752	321,832
Goodwill	1,944	1,944
Intangible assets, net	1,593	1,355
Deferred income taxes	71,562	71,537
Other long-term assets	12,219	5,945
Total assets	$1,291,634	$1,169,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,618	$25,573
Accrued expenses and other	73,470	69,822
Operating lease liabilities, current	46,619	37,241
Total current liabilities	153,707	132,636
Operating lease liabilities	387,218	341,467
Total liabilities	540,925	474,103
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001 per share; 2,500,000 shares authorized; 115,952 and 115,093 issued and outstanding, respectively	12	12
Treasury stock, at cost; 1,431 shares	(34,377)	(34,377)
Additional paid-in capital	1,058,356	1,047,275
Accumulated deficit	(273,269)	(317,344)
Accumulated other comprehensive loss	(13)	—
Total stockholders’ equity	750,709	695,566
Total liabilities and stockholders’ equity	$1,291,634	$1,169,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Revenue	$280,615	$233,495	$612,441	$492,501
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	82,950	68,839	180,509	142,786
Labor	69,496	58,388	154,058	124,901
Occupancy	18,791	15,917	43,199	36,339
Other operating expenses	34,697	27,991	75,931	60,749
Total restaurant operating expenses	205,934	171,135	453,697	364,775
General and administrative expenses	32,051	28,281	73,445	62,121
Depreciation and amortization	16,815	13,733	37,626	31,055
Restructuring and other costs	—	70	—	352
Pre-opening costs	5,096	3,302	9,577	6,681
Impairment and asset disposal costs	1,074	830	2,741	2,120
Total operating expenses	260,970	217,351	577,086	467,104
Income from operations	19,645	16,144	35,355	25,397
Interest income, net	(3,581)	(3,824)	(8,198)	(8,738)
Other income, net	(474)	(60)	(501)	(138)
Income before taxes	23,700	20,028	44,054	34,273
Provision for (benefit from) income taxes	5,332	287	(21)	539
Net income	$18,368	$19,741	$44,075	$33,734

Earnings per share:
Basic	$0.16	$0.17	$0.38	$0.30
Diluted	$0.16	$0.17	$0.37	$0.29
Weighted-average common shares outstanding:
Basic	115,783	114,130	115,635	114,040
Diluted	118,334	118,291	118,392	118,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Net income	$18,368	$19,741	$44,075	$33,734
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	58	—	(13)	—
Total other comprehensive gain (loss), net of tax	58	—	(13)	—
Comprehensive income	$18,426	$19,741	$44,062	$33,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Twelve Weeks Ended July 13, 2025 and July 14, 2024

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—April 21, 2024	114,009	$11	1,271	$(17,766)	$1,032,235	$(433,670)	$—	$580,810
Equity-based compensation	—	—	—	—	2,954	—	—	2,954
Shares purchased under equity plans	100	—	—	—	1,232	—	—	1,232
RSU vesting	304	—	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	(107)	—	107	(9,300)	—	—	—	(9,300)
Net income	—	—	—	—	—	19,741	—	19,741
Balance—July 14, 2024	114,306	$11	1,378	$(27,066)	$1,036,421	$(413,929)	$—	$595,437

Balance—April 20, 2025	115,656	$12	1,431	$(34,377)	$1,052,247	$(291,637)	$(71)	$726,174
Equity-based compensation	—	—	—	—	4,022	—	—	4,022
Shares purchased under equity plans	41	—	—	—	2,087	—	—	2,087
RSU vesting	255	—	—	—	—	—	—	—
Net income	—	—	—	—	—	18,368	—	18,368
Other comprehensive income, net of tax	—	—	—	—	—	—	58	58
Balance—July 13, 2025	115,952	$12	1,431	$(34,377)	$1,058,356	$(273,269)	$(13)	$750,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Twenty-Eight Weeks Ended July 13, 2025 and July 14, 2024

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—December 31, 2023	113,708	$11	1,086	$(9,727)	$1,028,181	$(447,663)	$—	$570,802
Equity-based compensation	—	—	—	—	6,949	—	—	6,949
Shares purchased under equity plans	111	—	—	—	1,291	—	—	1,291
RSU vesting	779	—	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	(292)	—	292	(17,339)	—	—	—	(17,339)
Net income	—	—	—	—	—	33,734	—	33,734
Balance—July 14, 2024	114,306	$11	1,378	$(27,066)	$1,036,421	$(413,929)	$—	$595,437

Balance—December 29, 2024	115,093	$12	1,431	$(34,377)	$1,047,275	$(317,344)	$—	$695,566
Equity-based compensation	—	—	—	—	8,505	—	—	8,505
Shares purchased under equity plans	204	—	—	—	2,576	—	—	2,576
RSU vesting	655	—	—	—	—	—	—	—
Net income	—	—	—	—	—	44,075	—	44,075
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(13)	(13)
Balance—July 13, 2025	115,952	$12	1,431	$(34,377)	$1,058,356	$(273,269)	$(13)	$750,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024
Cash flows from operating activities:
Net income	$44,075	$33,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,626	31,055
Unrealized gain on convertible promissory note	(429)	—
Equity-based compensation	8,505	6,949
Impairment and asset disposal costs	2,741	2,120
Changes in operating assets and liabilities:
Trade accounts receivable	(2,838)	(2,265)
Other accounts receivable	(619)	261
Inventories	(394)	(1,558)
Prepaid expenses and other	(1,935)	(143)
Operating lease assets	(46,222)	(15,588)
Accounts payable	2,838	3,764
Accrued expenses and other	359	6,022
Operating lease liabilities	55,188	22,944
Net cash provided by operating activities	98,895	87,295
Cash flows from investing activities:
Purchases of property and equipment	(76,994)	(59,882)
Purchases of debt securities	(100,822)	—
Investment in convertible promissory note	(5,000)	—
Proceeds from principal payments on debt securities	5,397	—
Net cash used in investing activities	(177,419)	(59,882)
Cash flows from financing activities:
Tax withholding on equity-based compensation awards	—	(17,339)
Shares purchased under equity plans	2,576	1,291
Payments on finance lease obligations	—	(45)
Net cash provided by (used in) financing activities	2,576	(16,093)
Net change in cash and cash equivalents	(75,948)	11,320
Cash and cash equivalents - beginning of year	366,120	332,428
Cash and cash equivalents - end of period	$290,172	$343,748

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,366	$985
Change in accrued purchases of property and equipment	8,476	(2,422)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of July 13, 2025, the Company operated 398 fast-casual CAVA Restaurants in 27 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in its restaurants and to be sold in grocery stores.
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
Recently Issued Accounting Standards—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 (the Company’s fiscal 2025) and early adoption is permitted. The amendment should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures; however, we do not anticipate a significant impact to our financial statement disclosures.
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
2.    REVENUE
The Company’s revenue was as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Restaurant revenue	$278,249	$231,384	$606,731	$487,674
CPG revenue and other	2,366	2,111	5,710	4,827
Revenue	$280,615	$233,495	$612,441	$492,501
Revenue from the redemption of the Company’s gift cards and loyalty program is included in restaurant revenue. Revenue recognized from the redemption of gift cards, included in the gift card liability at the beginning of the year, was

$0.5 million and $0.4 million during the twelve weeks ended July 13, 2025 and July 14, 2024, respectively. Revenue recognized from the redemption of gift cards, included in the gift card liability at the beginning of the year, was $1.9 million and $1.2 million during the twenty-eight weeks ended July 13, 2025 and July 14, 2024, respectively.
Changes in the CAVA Rewards liability, which is included in accrued expenses and other on the accompanying consolidated balance sheets, were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
CAVA Rewards liability, beginning balance	$4,103	$1,885	$3,778	$1,787
Revenue deferred	2,791	2,471	6,145	5,523
Revenue recognized	(2,992)	(1,867)	(6,021)	(4,821)
CAVA Rewards liability, ending balance	$3,902	$2,489	$3,902	$2,489
3.     INVESTMENTS
Fixed income debt securities
The Company launched an investment portfolio consisting of fixed income debt securities in the current year, which was funded with cash and cash equivalents on hand. These investments, which may be sold prior to their contractual maturity, are designated as available-for-sale and are carried at fair value. The difference between amortized cost, net of any credit loss allowances, and fair value is reflected as a component of accumulated other comprehensive loss, net of tax. Fixed income debt securities are presented within investments at fair value on the accompanying unaudited condensed consolidated balance sheet.
Note Receivable
During the twelve weeks ended July 13, 2025, the Company made a $5.0 million investment in a convertible promissory note of Hyphen Technologies, Inc. (the “Note Receivable”), which develops and provides automated makelines designed to improve the speed and efficiency of food production. The Company intends to test this technology in its digital business. The Company is committed to make an additional investment of $5.0 million upon the achievement of a predefined milestone event. This contingent investment will be made in the form of a convertible promissory note at terms that are substantially similar to the Note Receivable. The Note Receivable is presented within other long-term assets on the accompanying unaudited condensed consolidated balance sheet. Refer to Note 4 (Fair Value) for more information.
The Company’s investments were as follows:

	July 13, 2025
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Losses	Estimated Fair Value
Asset backed	$9,656	$1	$(3)	$9,654
Commercial deposits	8,732	2	—	8,734
Corporate bonds	64,490	12	(23)	64,479
U.S. government bonds	12,751	—	(7)	12,744
Fixed income debt securities	95,629	15	(33)	95,611
Note Receivable	5,000	429	—	5,429
Total	$100,629	$444	$(33)	$101,040
In determining credit losses on its investments in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability, and stock performance. Based on the Company’s review of its investments in an unrealized loss position, it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at July 13, 2025. As of July 13, 2025, the Company did not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any investments before recovery of their amortized cost basis.
Investments in fixed income debt securities by contractual maturities were as follows:

	July 13, 2025
(in thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$73,160	$73,143
1.0 to 2.0 years	17,168	17,167
2.0 to 3.0 years	5,153	5,153
More than 3.0 years	148	148
Total	$95,629	$95,611
4.    FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement accounting guidance creates a fair value hierarchy to prioritize the inputs used to measure value into three categories. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest category and Level 3 is the lowest category. The three levels are defined as follows:
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
Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, including money market securities, accounts receivable, and accounts payable approximates fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fixed income debt securities
The fair values of fixed income debt securities were based on the market values obtained from an independent asset management service. The asset management service utilizes the market approach in determining the fair values of the investments held by the Company. Typical inputs and assumptions to pricing models used to value the Company’s investments in fixed income debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data, and industry and economic events. For asset backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes, and prepayment speeds.
Note Receivable
The Company has elected to account for the Note Receivable described in Note 3 (Investments) under the fair value option. As a result, the embedded conversion feature, which would otherwise require bifurcation, is not accounted for separately. The fair value of the Note Receivable is determined under a market approach utilizing Level 3 inputs such as estimates of the equity value of the underlying business, volatility, and a probability-weighted expected time to exit.

The fair value of the Company’s assets that are measured on a recurring basis was as follows:

(in thousands)	July 13, 2025
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$9,654	$—	$9,654
Commercial deposits	—	8,734	—	8,734
Corporate bonds	—	64,479	—	64,479
U.S. government bonds	12,744	—	—	12,744
Fixed income debt securities	12,744	82,867	—	95,611
Note Receivable	—	—	5,429	5,429
Total	$12,744	$82,867	$5,429	$101,040
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
Certain operating lease assets and property and equipment, net, for which an impairment loss of $1.1 million was recognized during the twenty-eight weeks ended July 13, 2025, were measured at fair value, on a non-recurring basis as of April 20, 2025. The fair value of these assets was concluded to be $1.0 million using an income approach (discounted cash flow method), which was measured using Level 3 inputs. Unobservable inputs include projected restaurant revenues and expenses and the discount rate.
5.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Property and equipment, net
The Company’s property and equipment, net, were as follows:

(in thousands)	July 13, 2025	December 29, 2024
Land	$600	$600
Building	24,042	24,042
Leasehold improvements	369,454	332,312
Equipment and other	119,991	107,995
Furniture and fixtures	21,395	20,860
Computer hardware and software	59,479	54,217
Construction in progress	50,014	27,725
Total property and equipment, gross	644,975	567,751
Less accumulated depreciation	(226,948)	(194,849)
Total property and equipment, net	$418,027	$372,902
Construction in progress includes CAVA new restaurant openings and technology improvements as of both periods presented above.
Intangible assets, net
The increase in intangible assets, net, during the twenty-eight weeks ended July 13, 2025, was due to two favorable lease assets recognized in connection with an asset acquisition.

Accrued expenses and other
The Company’s accrued expenses and other were as follows:

(in thousands)	July 13, 2025	December 29, 2024
Accrued payroll and payroll taxes	$23,698	$30,272
Accrued capital purchases	10,784	7,514
Sales and use tax payable	8,017	4,024
Gift card and loyalty liabilities	6,173	6,736
Other accrued expenses	24,798	21,276
Total accrued expenses and other	$73,470	$69,822
6.    DEBT
As of July 13, 2025, the Company had a revolving credit facility with available borrowing capacity of $74.1 million, net of $0.9 million of outstanding letters of credit (the “2022 Credit Facility”), with JPMorgan Chase Bank, N.A. as administrative agent. The 2022 Credit Facility has a five-year term and matures on March 11, 2027. Interest rates on loans under the 2022 Credit Facility are based on either: (i) the base rate plus applicable margin ranging from 0.50% to 1.50% or (ii) the Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility) plus applicable margin ranging from 1.50% to 2.50%. Applicable margin ranges are subject to change based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company is also required to pay a commitment fee for unused amounts under the 2022 Credit Facility, which ranges from 0.20% to 0.35% based on the Total Rent Adjusted Net Leverage Ratio. The 2022 Credit Facility is unconditionally guaranteed by certain of the Company’s domestic restricted subsidiaries and is secured, subject to permitted liens and other exceptions, by a first-priority security interest in and pledge of certain assets of the borrower and the guarantors. The 2022 Credit Facility includes customary restrictive covenants and covenants that require compliance with certain leverage ratios. As of July 13, 2025, the Company was in compliance with these financial and other covenants, and the Company had no borrowings under the 2022 Credit Facility.
7.    INCOME TAXES
Income taxes for the twelve and twenty-eight weeks ended July 13, 2025 have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective income tax rate for the twelve and twenty-eight weeks ended July 13, 2025 was 22.5% and (0.0)%, respectively, due to a $1.7 million and $12.4 million reduction to income tax expense associated with equity-based compensation. The effective tax rate for the twelve and twenty-eight weeks ended July 14, 2024 was 1.4% and 1.6%, respectively, as the amount of income tax expense was immaterial prior to the Company’s release of its valuation allowance against deferred tax assets in the fourth quarter of fiscal 2024.
On July 4, 2025, the United States Congress enacted H.R.1, commonly referred to as the One Big Beautiful Bill Act (“The Act”). The Act introduces significant tax reform measures, including extensions and modifications to provisions of the Tax Cuts and Jobs Act. The Act contains multiple effective dates, with certain provisions applicable beginning in 2025 and others phased in over subsequent years. While still evaluating the full impact of The Act, the Company expects future increases in deferred tax liabilities related to property and equipment associated with the reinstatement of 100% bonus depreciation but does not expect a material impact to the estimated annual effective tax rate. The Company will continue to monitor future administrative guidance and regulatory developments that may clarify the application of The Act’s provisions.
8.    LEASES
The Company leases all of its CAVA Restaurants, its digital kitchens, its production facility in Laurel, Maryland, its collaboration center in Washington, D.C., its support centers in Brooklyn, New York and Plano, Texas, and its food distribution center in Edison, New Jersey. The Company determines if a contract contains a lease at inception and determines the classification of a lease, if necessary. Typically, restaurant leases have initial terms of 10 years and include five-year renewal options.
Supplemental disclosures of cash flow information related to leases were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Cash paid for operating lease liabilities	$16,828	$14,134	$32,738	$28,410
Operating lease assets obtained in exchange for operating lease liabilities	28,974	13,866	67,120	33,397
Derecognition of operating lease assets due to termination or impairment	—	—	302	109
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of July 13, 2025 and December 29, 2024, the Company had six and four irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.9 million and $0.7 million, respectively. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
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
Investments—Refer to Note 3 (Investments) for information regarding the Company’s commitment related to an investment in a convertible promissory note.
10.    EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense (including applicable payroll taxes) of $4.6 million and $11.2 million during the twelve and twenty-eight weeks ended July 13, 2025, and $3.6 million and $8.7 million during the twelve and twenty-eight weeks ended July 14, 2024, respectively, related to its equity incentive plans and employee stock purchase plan, recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 29, 2024	2,264	$13.96	6.9	$227,328
Granted	107	95.03
Exercised	(173)	3.78
Forfeited or expired	(22)	21.94
Outstanding - July 13, 2025	2,176	$18.70	6.8	$159,961

Exercisable - July 13, 2025	1,277	$12.32	6.0
Vested and expected to vest - July 13, 2025	2,176	$18.70	6.8	$159,961

As of July 13, 2025, unrecognized compensation expense related to option awards was $11.8 million, which is expected to be recognized over a weighted-average period of 2.9 years.
A summary of the Company’s restricted stock unit (“RSU”) activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 29, 2024	1,636	$14.79	$187,109
Granted	146	93.15
Vested	(655)	12.82
Forfeited	(50)	23.06
Non-vested - July 13, 2025	1,077	$26.25	$99,138
As of July 13, 2025, unrecognized compensation expense related to RSU awards was $25.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.
11.    EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings per common share:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Net income	$18,368	$19,741	$44,075	$33,734
Weighted-average shares outstanding:
Basic	115,783	114,130	115,635	114,040
Dilutive awards	2,551	4,161	2,757	4,048
Diluted	118,334	118,291	118,392	118,088
Earnings per common share:
Basic	$0.16	$0.17	$0.38	$0.30
Diluted	$0.16	$0.17	$0.37	$0.29
The following equity awards were excluded from the calculation of diluted earnings per share:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Options to purchase common stock	106	—	73	2
RSUs	128	3	90	2
Total common stock equivalents	234	3	163	4
12.    SEGMENT REPORTING
The Company’s operations are conducted as two operating segments: CAVA and CAVA Foods. CAVA includes the operations of all company-owned CAVA restaurants. CAVA Foods includes the production of dips and spreads used in CAVA restaurants as well as sales from the Company’s consumer-packaged goods (“CPG”) business. These segments were determined on the same basis that the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. CAVA is the Company’s only reportable segment, as CAVA Foods is below the quantitative thresholds for segment reporting purposes.
The CODM reviews segment performance and allocates resources based upon restaurant-level profit, which is defined as segment revenues less food, beverage, and packaging, labor, occupancy, and other operating expenses. Restaurant-level profit is used to measure the segment’s profitability as corporate-level expenses are excluded from such measure. The

CODM uses restaurant-level profit for each segment in the annual budget to make decisions about the allocation of resources, with the monitoring of actual results to determine appropriate changes to such allocation. All segment revenue is earned in the United States, and all intersegment revenues have been eliminated. Intersegment revenues represent the sale, from CAVA Foods to CAVA, of dips and spreads used in CAVA restaurants. Sales from external customers are derived principally from sales of food, beverage, and CPG. The Company does not rely on any major customers as sources of sales. As the CODM does not review asset information by segment, assets are reported only on a consolidated basis. Other includes the CAVA Foods CPG business.
The following table presents financial information about the Company’s reportable segment and includes reconciliations of CAVA segment revenue and restaurant-level profit to the Company’s consolidated revenue and income before taxes:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Reportable segment revenue
CAVA	$278,249	$231,384	$606,731	$487,674

Reconciliation of reportable segment revenue to consolidated revenue:
Other revenue	2,366	2,111	5,710	4,827
Total consolidated revenue	$280,615	$233,495	$612,441	$492,501

Significant segment expenses
CAVA
Food, beverage, and packaging	$82,210	$67,989	$178,434	$140,184
Labor	69,496	58,388	154,058	124,901
Occupancy	18,791	15,917	43,199	36,339
Other operating expenses[1]	34,490	27,825	75,473	60,369
Total CAVA segment expenses	204,987	170,119	451,164	361,793

Reportable segment restaurant-level profit
CAVA	73,262	61,265	155,567	125,881

Reconciliation of total reportable segment restaurant-level profit to income before taxes:
Other non-reportable segment profit	(1,419)	(1,095)	(3,177)	(1,845)
General and administrative expenses	32,051	28,281	73,445	62,121
Depreciation and amortization	16,815	13,733	37,626	31,055
Restructuring and other costs	—	70	—	352
Pre-opening costs	5,096	3,302	9,577	6,681
Impairment and asset disposal costs	1,074	830	2,741	2,120
Interest income, net	(3,581)	(3,824)	(8,198)	(8,738)
Other income, net	(474)	(60)	(501)	(138)
Income before taxes	$23,700	$20,028	$44,054	$34,273
__________________
1    Other operating expenses includes all other restaurant-level operating expenses, such as kitchen supplies, utilities, repairs and maintenance, travel costs, credit card and bank fees, recruiting, third-party delivery service fees, and marketing expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 29, 2024 (our “2024 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” above and “Risk Factors” in our 2024 Annual Report.
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of July 13, 2025, the Company operated 398 fast-casual CAVA Restaurants in 27 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company’s dips, spreads, and dressings are centrally produced for use in our restaurants and to be sold in grocery stores.
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

The following table sets forth our key performance measures:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
($ in thousands)	July 13, 2025	July 14, 2024	Change	July 13, 2025	July 14, 2024	Change
CAVA Revenue	$278,249	$231,384	$46,865	$606,731	$487,674	$119,057
CAVA Same Restaurant Sales Growth[1]	2.1%	14.4%	(12.3)%	6.6%	7.8%	(1.2)%
CAVA AUV[2]	$2,939	$2,689	$250	N/A	N/A	N/A
CAVA Restaurant-Level Profit	$73,262	$61,265	$11,997	$155,567	$125,881	$29,686
CAVA Restaurant-Level Profit Margin	26.3%	26.5%	(0.2)%	25.6%	25.8%	(0.2)%
Net New CAVA Restaurant Openings	16	18	(2)	31	32	(1)
CAVA Digital Revenue Mix	37.3%	35.8%	1.5%	37.6%	36.4%	1.2%
Net income	$18,368	$19,741	$(1,373)	$44,075	$33,734	$10,341
Adjusted EBITDA[3]	$42,104	$34,348	$7,756	$86,954	$67,665	$19,289
Adjusted Net Income[3]	$18,368	$16,788	$1,580	$44,075	$28,729	$15,346
Net income margin	6.5%	8.5%	(2.0)%	7.2%	6.8%	0.4%
Adjusted EBITDA margin[3]	15.0%	14.7%	0.3%	14.2%	13.7%	0.5%
Adjusted Net Income margin[3]	6.5%	7.2%	(0.7)%	7.2%	5.8%	1.4%
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
2    Presented on a trailing thirteen period basis. For purposes of calculating CAVA AUV for the reporting period ended July 13, 2025, the applicable measurement period is the trailing thirteen periods ended July 13, 2025. For the reporting period ended July 14, 2024, the applicable measurement period is the trailing thirteen periods ended July 14, 2024, excluding the 53rd week of fiscal 2023.
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
CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA Restaurant unit data:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
CAVA Restaurants
Beginning of period	382	323	367	309
New CAVA Restaurant openings	16	18	31	33
Permanent closure	—	—	—	(1)
End of period	398	341	398	341

Results of Operations
Our results of operations, on a consolidated basis and by segment, for the twelve and twenty-eight weeks ended July 13, 2025 and July 14, 2024, are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment.

Comparison of the twelve weeks ended July 13, 2025 and July 14, 2024
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Twelve Weeks Ended
	July 13, 2025		July 14, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$278,249	100.0%	$231,384	100.0%	$46,865	20.3%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	82,210	29.5	67,989	29.4	14,221	20.9
Labor	69,496	25.0	58,388	25.2	11,108	19.0
Occupancy	18,791	6.8	15,917	6.9	2,874	18.1
Other operating expenses	34,490	12.4	27,825	12.0	6,665	24.0
Total restaurant operating expenses	204,987	73.7	170,119	73.5	34,868	20.5
Restaurant-level profit	$73,262	26.3%	$61,265	26.5%	$11,997	19.6%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $41.9 million increase from the 75 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 14, 2024. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 2.1%, primarily from menu price and product mix with guest traffic being approximately flat.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $12.4 million increase from the 75 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 14, 2024. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 2.1%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the launch of grilled steak in the second quarter of fiscal 2024, partially offset by other lower input costs.
CAVA labor:
The increase in CAVA labor was primarily due to the 75 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 14, 2024. The remainder of the increase was primarily due to the impact of higher average hourly wages of approximately 2%. As a percentage of CAVA Revenue, CAVA labor decreased due to the impact of higher sales, partially offset by the aforementioned incremental wage investments.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 75 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 14, 2024. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 75 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 14, 2024 and CAVA Same Restaurant Sales Growth of 2.1%. As a percentage of CAVA Revenue, CAVA other operating expenses increased primarily due to individually insignificant items, partially offset by operating leverage associated with higher sales.

Other Results
The following table summarizes remaining activity related to our CPG operations and the production of dips and spreads used in CAVA restaurants:

	Twelve Weeks Ended
	July 13, 2025		July 14, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$2,366	100.0%	$2,111	100.0%	$255	12.1%
Food, beverage, and packaging	740	31.3	850	40.3	(110)	(12.9)
Other operating expenses	207	8.7	166	7.9	41	24.7
The increase in revenue noted above was primarily due to higher CPG sales. As a percentage of revenue, food, beverage, and packaging decreased due to operational efficiencies realized since the commencement of operations at our facility in Verona, VA in the first quarter of fiscal 2024.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Twelve Weeks Ended
(in thousands)	July 13, 2025		July 14, 2024		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$280,615	100.0%	$233,495	100.0%	$47,120	20.2%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	82,950	29.6	68,839	29.5	14,111	20.5
Labor	69,496	24.8	58,388	25.0	11,108	19.0
Occupancy	18,791	6.7	15,917	6.8	2,874	18.1
Other operating expenses	34,697	12.4	27,991	12.0	6,706	24.0
Total restaurant operating expenses	205,934	73.4	171,135	73.3	34,799	20.3
General and administrative expenses	32,051	11.4	28,281	12.1	3,770	13.3
Depreciation and amortization	16,815	6.0	13,733	5.9	3,082	22.4
Restructuring and other costs	—	—	70	—	(70)	(100.0)
Pre-opening costs	5,096	1.8	3,302	1.4	1,794	54.3
Impairment and asset disposal costs	1,074	0.4	830	0.4	244	29.4
Total operating expenses	260,970	93.0	217,351	93.1	43,619	20.1
Income from operations	19,645	7.0	16,144	6.9	3,501	21.7
Interest income, net	(3,581)	(1.3)	(3,824)	(1.6)	243	(6.4)
Other income, net	(474)	(0.2)	(60)	—	(414)	N/M
Income before taxes	23,700	8.4	20,028	8.6	3,672	18.3
Provision for income taxes	5,332	1.9	287	0.1	5,045	N/M
Net income	$18,368	6.5%	$19,741	8.5%	$(1,373)	(7.0)%
__________________
N/M data not meaningful
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA Segment. Refer to “CAVA Segment Results” above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth, including our CAVA Connect conference, and higher equity-based compensation, partially offset by lower performance-based incentive compensation and legal costs.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 75 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 14, 2024 and technology improvements.
Pre-opening costs:
The increase in pre-opening costs was due to the volume of new CAVA restaurants under construction and the timing of openings.
Interest income, net:
The decrease in interest income, net, was due to lower interest rates on short term investments in the current quarter.

Other income, net:
The increase in other income, net was due to the fair value change recognized on a convertible promissory note described in Item 1, Financial Statements, Note 3 (Investments).
Provision for income taxes:
The effective tax rate for the twelve weeks ended July 13, 2025 was 22.5%, which includes the impact of a $1.7 million reduction to income tax expense associated with equity-based compensation. The effective tax rate for the twelve weeks ended July 14, 2024 was 1.4% as the amount of income tax expense was immaterial prior to the Company’s release of its valuation allowance against deferred tax assets in the fourth quarter of fiscal 2024.
Comparison of the twenty-eight weeks ended July 13, 2025 and July 14, 2024
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Twenty-Eight Weeks Ended
	July 13, 2025		July 14, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$606,731	100.0%	$487,674	100.0%	$119,057	24.4%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	178,434	29.4	140,184	28.7	38,250	27.3
Labor	154,058	25.4	124,901	25.6	29,157	23.3
Occupancy	43,199	7.1	36,339	7.5	6,860	18.9
Other operating expenses	75,473	12.4	60,369	12.4	15,104	25.0
Total restaurant operating expenses	451,164	74.4	361,793	74.2	89,371	24.7
Restaurant-level profit	$155,567	25.6%	$125,881	25.8%	$29,686	23.6%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to an $88.0 million increase from the 89 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 14, 2024. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 6.6%, which consisted of a 3.9% increase from guest traffic and a 2.7% increase from menu price and product mix.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $26.7 million increase from the 89 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 14, 2024. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 6.6%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the launch of grilled steak in the second quarter of fiscal 2024, partially offset by other lower input costs.
CAVA labor:
The increase in CAVA labor was primarily due to the 89 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 14, 2024 and higher average hourly wages of approximately 2%. As a percentage of CAVA Revenue, CAVA labor decreased due to the impact of higher sales, partially offset by the aforementioned incremental wage investments.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 89 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 14, 2024. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.

CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 89 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 14, 2024 and CAVA Same Restaurant Sales Growth of 6.6%. As a percentage of CAVA Revenue, CAVA other operating expenses remained flat due to operating leverage associated with higher sales, offset by increases in individually insignificant items.
Other Results
The following table summarizes remaining activity related to CPG operations and the production of dips and spreads used in CAVA restaurants:

	Twenty-Eight Weeks Ended
	July 13, 2025		July 14, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$5,710	100.0%	$4,827	100.0%	$883	18.3%
Food, beverage, and packaging	2,075	36.3	2,602	53.9	(527)	(20.3)
Other operating expenses	458	8.0	380	7.9	78	20.5
The increase in revenue noted above was primarily due to higher CPG sales. As a percentage of revenue, food, beverage, and packaging decreased due to operational efficiencies realized since the commencement of operations at our facility in Verona, VA in the first quarter of fiscal 2024.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025		July 14, 2024		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$612,441	100.0%	$492,501	100.0%	$119,940	24.4%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	180,509	29.5	142,786	29.0	37,723	26.4
Labor	154,058	25.2	124,901	25.4	29,157	23.3
Occupancy	43,199	7.1	36,339	7.4	6,860	18.9
Other operating expenses	75,931	12.4	60,749	12.3	15,182	25.0
Total restaurant operating expenses	453,697	74.1	364,775	74.1	88,922	24.4
General and administrative expenses	73,445	12.0	62,121	12.6	11,324	18.2
Depreciation and amortization	37,626	6.1	31,055	6.3	6,571	21.2
Restructuring and other costs	—	—	352	0.1	(352)	(100.0)
Pre-opening costs	9,577	1.6	6,681	1.4	2,896	43.3
Impairment and asset disposal costs	2,741	0.4	2,120	0.4	621	29.3
Total operating expenses	577,086	94.2	467,104	94.8	109,982	23.5
Income from operations	35,355	5.8	25,397	5.2	9,958	39.2
Interest income, net	(8,198)	(1.3)	(8,738)	(1.8)	540	(6.2)
Other income, net	(501)	(0.1)	(138)	—	(363)	N/M
Income before taxes	44,054	7.2	34,273	7.0	9,781	28.5
(Benefit from) provision for income taxes	(21)	—	539	0.1	(560)	(103.9)
Net income	$44,075	7.2%	$33,734	6.8%	$10,341	30.7%
__________________
N/M data not meaningful
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA Segment. Refer to “CAVA Segment Results” above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth, including our CAVA Connect conference, and higher equity-based compensation, including payroll taxes arising from the vesting of RSUs, partially offset by lower performance-based incentive compensation and legal costs.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 89 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 14, 2024 and technology improvements.
Pre-opening costs:
The increase in pre-opening costs was due to the volume of new CAVA restaurants under construction and the timing of openings.

Impairment and asset disposal costs:
The increase in impairment and asset disposal costs was primarily due to impairment charges related to certain operating lease assets and property and equipment, net, in the current year period.
Interest income, net:
The decrease in interest income, net, was due to lower interest rates on short term investments in the current year period.
Other income, net:
The increase in other income, net, was due to the fair value change recognized on a convertible promissory note described in Item 1, Financial Statements, Note 3 (Investments).
(Benefit from) provision for income taxes:
The effective income tax rate for the twenty-eight weeks ended July 13, 2025 was insignificant due to a $12.4 million reduction to income tax expense associated with equity-based compensation. The effective tax rate for the twenty-eight weeks ended July 14, 2024 was 1.6% as the amount of income tax expense was immaterial prior to the Company’s release of its valuation allowance against deferred tax assets in the fourth quarter of fiscal 2024.
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
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
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
The following table provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Net income	$18,368	$19,741	$44,075	$33,734
Non-GAAP Adjustments
Interest income, net	(3,581)	(3,824)	(8,198)	(8,738)
Provision for (benefit from) income taxes	5,332	287	(21)	539
Depreciation and amortization	16,815	13,733	37,626	31,055
Equity-based compensation	4,570	3,571	11,232	8,741
Other income, net	(474)	(60)	(501)	(138)
Impairment and asset disposal costs	1,074	830	2,741	2,120
Restructuring and other costs	—	70	—	352
Adjusted EBITDA	$42,104	$34,348	$86,954	$67,665

Revenue	$280,615	$233,495	$612,441	$492,501
Net income margin	6.5%	8.5%	7.2%	6.8%
Adjusted EBITDA margin	15.0%	14.7%	14.2%	13.7%
The following table provides a reconciliation of net income to Adjusted Net Income and net income margin to Adjusted Net Income margin:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 13, 2025	July 14, 2024	July 13, 2025	July 14, 2024
Net income	$18,368	$19,741	$44,075	$33,734
Quarterly allocation of income tax expense, excluding VA Release[1]	—	(2,953)	—	(5,005)
Adjusted Net Income	$18,368	$16,788	$44,075	$28,729

Revenue	$280,615	$233,495	$612,441	$492,501
Net income margin	6.5%	8.5%	7.2%	6.8%
Adjusted Net Income margin	6.5%	7.2%	7.2%	5.8%
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
Cash Overview
We had cash and cash equivalents of $290.2 million and $366.1 million as of July 13, 2025 and December 29, 2024, respectively. In addition, we had investments in fixed income debt securities of $95.6 million as of July 13, 2025. For the twenty-eight weeks ended July 13, 2025, our operations were funded from cash flows from operations.
Cash Flows
The following table summarizes our cash flows:

	Twenty-Eight Weeks Ended		Change
(in thousands)	July 13, 2025	July 14, 2024	$	%
Net cash provided by operating activities	$98,895	$87,295	$11,600	13.3%
Net cash used in investing activities	(177,419)	(59,882)	(117,537)	196.3
Net cash provided by (used in) financing activities	2,576	(16,093)	18,669	(116.0)
Net change in cash and cash equivalents	$(75,948)	$11,320	$(87,268)	(770.9)%
Operating Activities:
The increase in net cash provided by operating activities was primarily due to improved operating performance, partially offset by working capital changes.
Investing Activities:
The increase in net cash used in investing activities was primarily due to launching an investment portfolio of fixed income debt securities to optimize returns on our cash balance, higher capital expenditures related to future new CAVA restaurant openings, and an investment in a convertible promissory note described in Item 1, Financial Statements, Note 3 (Investments).
Financing Activities:
The change in net cash provided by (used in) financing activities was primarily due to decreased tax withholding obligations arising from the vesting of RSUs and an increase in proceeds from shares acquired under equity plans in the twenty-eight weeks ended July 13, 2025 compared with the prior year period.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended July 13, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the twelve weeks ended July 13, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2025.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)