Form 10-Q
period 2025-10-05
CAVA GROUP, INC.
filed 2025-11-05
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 5, 2025
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

The registrant had outstanding 115,986,120 shares of common stock as of October 28, 2025.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Adjusted EBITDA” is defined as net income adjusted to exclude interest income, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other expense (income), net, impairment and asset disposal costs, restructuring and other costs, and executive transition costs, in each case, to the extent applicable in a given fiscal period. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA for the periods presented;
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA as a percentage of revenue;
“Adjusted Net Income” is defined as net income in the prior year fiscal 2024 periods adjusted to exclude the net benefit associated with the release of a valuation allowance previously recorded against deferred tax assets ("VA Release"). In addition, Adjusted Net Income includes an allocation of total fiscal 2024 income tax expense, excluding the VA Release, to each quarter assuming a consistent effective tax rate. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted Net Income for the periods presented;
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

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	October 5, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$284,570	$366,120
Trade accounts receivable, net	7,630	4,799
Other accounts receivable	9,580	8,197
Investments at fair value (amortized cost of $102,945)	103,115	—
Inventories	8,579	7,600
Prepaid expenses and other	11,651	7,438
Total current assets	425,125	394,154
Property and equipment, net	439,338	372,902
Operating lease assets	375,207	321,832
Goodwill	1,944	1,944
Intangible assets, net	1,791	1,355
Deferred income taxes	65,768	71,537
Other long-term assets	12,806	5,945
Total assets	$1,321,979	$1,169,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,093	$25,573
Accrued expenses and other	78,528	69,822
Operating lease liabilities, current	48,670	37,241
Total current liabilities	158,291	132,636
Operating lease liabilities	394,674	341,467
Total liabilities	552,965	474,103
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001 per share; 2,500,000 shares authorized; 115,985 and 115,093 issued and outstanding, respectively	12	12
Treasury stock, at cost; 1,431 shares	(34,377)	(34,377)
Additional paid-in capital	1,061,776	1,047,275
Accumulated deficit	(258,522)	(317,344)
Accumulated other comprehensive income	125	—
Total stockholders’ equity	769,014	695,566
Total liabilities and stockholders’ equity	$1,321,979	$1,169,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Revenue	$292,238	$243,817	$904,679	$736,318
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	88,289	73,540	268,798	216,326
Labor	73,849	61,233	227,907	186,134
Occupancy	19,523	16,412	62,722	52,751
Other operating expenses	38,211	29,985	114,142	90,734
Total restaurant operating expenses	219,872	181,170	673,569	545,945
General and administrative expenses	31,499	29,830	104,944	91,951
Depreciation and amortization	17,628	14,325	55,254	45,380
Restructuring and other costs	—	230	—	582
Pre-opening costs	4,942	2,819	14,519	9,500
Impairment and asset disposal costs	1,176	1,675	3,917	3,795
Total operating expenses	275,117	230,049	852,203	697,153
Income from operations	17,121	13,768	52,476	39,165
Interest income, net	(3,575)	(4,091)	(11,773)	(12,829)
Other expense (income), net	30	(50)	(471)	(188)
Income before taxes	20,666	17,909	64,720	52,182
Provision for (benefit from) income taxes	5,919	(57)	5,898	482
Net income	$14,747	$17,966	$58,822	$51,700

Earnings per share:
Basic	$0.13	$0.16	$0.51	$0.45
Diluted	$0.12	$0.15	$0.50	$0.44
Weighted-average common shares outstanding:
Basic	115,960	114,434	115,733	114,158
Diluted	118,271	118,430	118,356	118,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Net income	$14,747	$17,966	$58,822	$51,700
Other comprehensive income, net of tax:
Unrealized gain on investments	138	—	125	—
Total other comprehensive income, net of tax	138	—	125	—
Comprehensive income	$14,885	$17,966	$58,947	$51,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Twelve Weeks Ended October 5, 2025 and October 6, 2024

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—July 14, 2024	114,306	$11	1,378	$(27,066)	$1,036,421	$(413,929)	$—	$595,437
Equity-based compensation	—	—	—	—	2,994	—	—	2,994
Shares purchased under equity plans	250	—	—	—	537	—	—	537
RSU vesting	11	—	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	(4)	—	4	(497)	—	—	—	(497)
Net income	—	—	—	—	—	17,966	—	17,966
Balance—October 6, 2024	114,563	$11	1,382	$(27,563)	$1,039,952	$(395,963)	$—	$616,437

Balance—July 13, 2025	115,952	$12	1,431	$(34,377)	$1,058,356	$(273,269)	$(13)	$750,709
Equity-based compensation	—	—	—	—	3,275	—	—	3,275
Shares purchased under equity plans	22	—	—	—	145	—	—	145
RSU vesting	11	—	—	—	—	—	—	—
Net income	—	—	—	—	—	14,747	—	14,747
Other comprehensive income, net of tax	—	—	—	—	—	—	138	138
Balance—October 5, 2025	115,985	$12	1,431	$(34,377)	$1,061,776	$(258,522)	$125	$769,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Forty Weeks Ended October 5, 2025 and October 6, 2024

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—December 31, 2023	113,708	$11	1,086	$(9,727)	$1,028,181	$(447,663)	$—	$570,802
Equity-based compensation	—	—	—	—	9,943	—	—	9,943
Shares purchased under equity plans	361	—	—	—	1,828	—	—	1,828
RSU vesting	790	—	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	(296)	—	296	(17,836)	—	—	—	(17,836)
Net income	—	—	—	—	—	51,700	—	51,700
Balance—October 6, 2024	114,563	$11	1,382	$(27,563)	$1,039,952	$(395,963)	$—	$616,437

Balance—December 29, 2024	115,093	$12	1,431	$(34,377)	$1,047,275	$(317,344)	$—	$695,566
Equity-based compensation	—	—	—	—	11,780	—	—	11,780
Shares purchased under equity plans	226	—	—	—	2,721	—	—	2,721
RSU vesting	666	—	—	—	—	—	—	—
Net income	—	—	—	—	—	58,822	—	58,822
Other comprehensive income, net of taxes	—	—	—	—	—	—	125	125
Balance—October 5, 2025	115,985	$12	1,431	$(34,377)	$1,061,776	$(258,522)	$125	$769,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024
Cash flows from operating activities:
Net income	$58,822	$51,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,254	45,380
Unrealized gain on convertible promissory note	(429)	—
Equity-based compensation	11,780	9,943
Deferred income taxes	5,725	—
Impairment and asset disposal costs	3,917	3,795
Changes in operating assets and liabilities:
Trade accounts receivable	(2,831)	(2,821)
Other accounts receivable	(1,297)	1,506
Inventories	(979)	(1,698)
Prepaid expenses and other	(6,151)	(929)
Operating lease assets	(53,766)	(24,735)
Accounts payable	2,547	5,037
Accrued expenses and other	7,249	10,395
Operating lease liabilities	64,696	33,601
Net cash provided by operating activities	144,537	131,174
Cash flows from investing activities:
Purchases of property and equipment	(121,264)	(80,389)
Purchases of debt securities	(116,192)	—
Investment in convertible promissory note	(5,000)	—
Proceeds from principal payments on debt securities	13,648	—
Net cash used in investing activities	(228,808)	(80,389)
Cash flows from financing activities:
Tax withholding on equity-based compensation awards	—	(17,836)
Shares purchased under equity plans	2,721	1,828
Payments on finance lease obligations	—	(45)
Net cash provided by (used in) financing activities	2,721	(16,053)
Net change in cash and cash equivalents	(81,550)	34,732
Cash and cash equivalents - beginning of year	366,120	332,428
Cash and cash equivalents - end of period	$284,570	$367,160

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,546	$1,046
Change in accrued purchases of property and equipment	4,430	1,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of October 5, 2025, the Company operated 415 fast-casual CAVA Restaurants in 28 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting guidance for costs incurred to develop or obtain internal-use software. The amendment aligns capitalization criteria with current development practices and eliminates separate guidance for website development costs. Under the new standard, capitalization of eligible costs begins when (i) management authorizes and commits to funding the project and (ii) it is probable that the project will be completed and the software will be used as intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 (the Company’s fiscal 2028), and may be applied prospectively, on a modified basis for in-process projects, or retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
The Company reviewed all other recently issued accounting standards and determined they were either not applicable or not expected to have a material impact on the Company’s financial position or results from operations.

2.    REVENUE
The Company’s revenue was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Restaurant revenue	$289,787	$241,499	$896,518	$729,173
CPG revenue and other	2,451	2,318	8,161	7,145
Revenue	$292,238	$243,817	$904,679	$736,318
Revenue from the redemption of the Company’s gift cards and loyalty program is included in restaurant revenue. Revenue recognized from the redemption of gift cards, included in the gift card liability at the beginning of the year, was $0.4 million and $0.3 million during the twelve weeks ended October 5, 2025 and October 6, 2024, respectively. Revenue recognized from the redemption of gift cards, included in the gift card liability at the beginning of the year, was $2.2 million and $1.5 million during the forty weeks ended October 5, 2025 and October 6, 2024, respectively.
Changes in the CAVA Rewards liability, which is included in accrued expenses and other on the accompanying consolidated balance sheets, were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
CAVA Rewards liability, beginning balance	$3,902	$2,489	$3,778	$1,787
Revenue deferred	2,875	2,496	9,020	8,019
Revenue recognized	(3,106)	(2,374)	(9,127)	(7,195)
CAVA Rewards liability, ending balance	$3,671	$2,611	$3,671	$2,611
3.     INVESTMENTS
Fixed income debt securities
The Company launched an investment portfolio consisting of fixed income debt securities in the current year, which was funded with cash and cash equivalents on hand. These investments, which may be sold prior to their contractual maturity, are designated as available-for-sale and are carried at fair value. The difference between amortized cost, net of any credit loss allowances, and fair value is reflected as a component of accumulated other comprehensive income, net of tax. Fixed income debt securities are presented within investments at fair value on the accompanying unaudited condensed consolidated balance sheet.
Note Receivable
During the forty weeks ended October 5, 2025, the Company made a $5.0 million investment in a convertible promissory note of Hyphen Technologies, Inc. (the “Note Receivable”), which develops and provides automated makelines designed to improve the speed and efficiency of food production. The Company intends to test this technology in its digital business. The Company is committed to make an additional investment of $5.0 million upon the achievement of a predefined milestone event. This contingent investment will be made in the form of a convertible promissory note at terms that are substantially similar to the Note Receivable. The Note Receivable is presented within other long-term assets on the accompanying unaudited condensed consolidated balance sheet. Refer to Note 4 (Fair Value) for more information.

The Company’s investments were as follows:

	October 5, 2025
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Losses	Estimated Fair Value
Asset backed	$10,349	$14	$—	$10,363
Commercial deposits	3,132	2	—	3,134
Corporate bonds	67,029	121	—	67,150
U.S. government bonds	22,435	33	—	22,468
Fixed income debt securities	102,945	170	—	103,115
Note Receivable	5,000	429	—	5,429
Total	$107,945	$599	$—	$108,544
In determining credit losses on its investments in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability, and stock performance. Based on the Company’s review of its investments in an unrealized loss position, it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at October 5, 2025. As of October 5, 2025, the Company did not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any investments before recovery of their amortized cost basis.
Investments in fixed income debt securities by contractual maturities were as follows:

	October 5, 2025
(in thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$85,469	$85,614
1.0 to 2.0 years	12,247	12,265
2.0 to 3.0 years	5,081	5,088
More than 3.0 years	148	148
Total	$102,945	$103,115
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
Assets Measured at Fair Value on a Recurring Basis
Fixed income debt securities
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
The fair value of the Company’s assets that are measured on a recurring basis was as follows:

(in thousands)	October 5, 2025
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$10,363	$—	$10,363
Commercial deposits	—	3,134	—	3,134
Corporate bonds	—	67,150	—	67,150
U.S. government bonds	22,468	—	—	22,468
Fixed income debt securities	22,468	80,647	—	103,115
Note Receivable	—	—	5,429	5,429
Total	$22,468	$80,647	$5,429	$108,544
Assets Measured at Fair Value on a Non-recurring Basis—Assets recognized or disclosed at fair value in the accompanying unaudited condensed consolidated financial statements on a nonrecurring basis may include items such as property and equipment, net, operating lease assets, goodwill, and intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the forty weeks ended October 5, 2025 and October 6, 2024, nonrecurring fair value measurements resulting in asset impairments were not material.
5.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Property and equipment, net
The Company’s property and equipment, net, were as follows:

(in thousands)	October 5, 2025	December 29, 2024
Land	$600	$600
Building	24,047	24,042
Leasehold improvements	393,889	332,312
Equipment and other	125,599	107,995
Furniture and fixtures	21,750	20,860
Computer hardware and software	61,853	54,217
Construction in progress	53,426	27,725
Total property and equipment, gross	681,164	567,751
Less accumulated depreciation	(241,826)	(194,849)
Total property and equipment, net	$439,338	$372,902
Construction in progress includes CAVA new restaurant openings and technology improvements.

Intangible assets, net
The increase in intangible assets, net, during the forty weeks ended October 5, 2025, was due to three favorable lease assets recognized in connection with an asset acquisition supporting the Company’s new restaurant openings.
Accrued expenses and other
The Company’s accrued expenses and other were as follows:

(in thousands)	October 5, 2025	December 29, 2024
Accrued payroll and payroll taxes	$27,815	$30,272
Accrued capital purchases	8,971	7,514
Sales and use tax payable	6,862	4,024
Gift card and loyalty liabilities	5,911	6,736
Other accrued expenses	28,969	21,276
Total accrued expenses and other	$78,528	$69,822
6.    DEBT
As of October 5, 2025, the Company had a revolving credit facility with available borrowing capacity of $74.1 million, net of $0.9 million of outstanding letters of credit (the “2022 Credit Facility”), with JPMorgan Chase Bank, N.A. as administrative agent. The 2022 Credit Facility has a five-year term and matures on March 11, 2027. Interest rates on loans under the 2022 Credit Facility are based on either: (i) the base rate plus applicable margin ranging from 0.50% to 1.50% or (ii) the Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility) plus applicable margin ranging from 1.50% to 2.50%. Applicable margin ranges are subject to change based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company is also required to pay a commitment fee for unused amounts under the 2022 Credit Facility, which ranges from 0.20% to 0.35% based on the Total Rent Adjusted Net Leverage Ratio. The 2022 Credit Facility is unconditionally guaranteed by certain of the Company’s domestic restricted subsidiaries and is secured, subject to permitted liens and other exceptions, by a first-priority security interest in and pledge of certain assets of the borrower and the guarantors. The 2022 Credit Facility includes customary restrictive covenants and covenants that require compliance with certain leverage ratios. As of October 5, 2025, the Company was in compliance with these financial and other covenants, and the Company had no borrowings under the 2022 Credit Facility.
7.    INCOME TAXES
Income taxes for the twelve and forty weeks ended October 5, 2025 have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective income tax rate for the twelve weeks ended October 5, 2025 was 28.6%. The effective income tax rate for the forty weeks ended October 5, 2025 was 9.1% due to a $12.6 million reduction to income tax expense associated with equity-based compensation. The effective tax rate for the twelve and forty weeks ended October 6, 2024 was (0.3)% and 0.9%, respectively, as the amount of income tax expense was immaterial prior to the Company’s release of its valuation allowance against deferred tax assets in the fourth quarter of fiscal 2024.
On July 4, 2025, the United States Congress enacted H.R.1, commonly referred to as the One Big Beautiful Bill Act (“The Act”), introducing significant amendments to the U.S tax legislation, including extensions and modifications to provisions of the Tax Cuts and Jobs Act. The Act contains multiple effective dates, with certain provisions applicable beginning in 2025 and others phased in over subsequent years. The Company expects future increases in deferred tax liabilities related to property and equipment associated with the reinstatement of 100% bonus depreciation but does not expect a material impact to the estimated annual effective tax rate. The Company will continue to monitor future administrative guidance and regulatory developments that may clarify the application of The Act’s provisions.
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
Supplemental disclosures of cash flow information related to leases were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Cash paid for operating lease liabilities	$17,465	$14,580	$50,203	$42,990
Operating lease assets obtained in exchange for operating lease liabilities	17,272	17,297	84,392	50,694
Derecognition of operating lease assets due to termination or impairment	89	—	391	109
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of October 5, 2025 and December 29, 2024, the Company had six and four irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.9 million and $0.7 million, respectively. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
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
10.    EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense (including applicable payroll taxes) of $3.3 million and $14.5 million during the twelve and forty weeks ended October 5, 2025, and $3.5 million and $12.2 million during the twelve and forty weeks ended October 6, 2024, respectively, related to its equity incentive plans and employee stock purchase plan, recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 29, 2024	2,264	$13.96	6.9	$227,328
Granted	107	95.03
Exercised	(195)	4.10
Forfeited or expired	(83)	28.48
Outstanding - October 5, 2025	2,093	$18.45	6.6	$97,295

Exercisable - October 5, 2025	1,255	$12.42	5.8
Vested and expected to vest - October 5, 2025	2,093	$18.45	6.6	$97,295

As of October 5, 2025, unrecognized compensation expense related to option awards was $10.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.
A summary of the Company’s restricted stock unit (“RSU”) activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 29, 2024	1,636	$14.79	$187,109
Granted	152	92.10
Vested	(666)	12.74
Forfeited	(132)	22.62
Non-vested - October 5, 2025	990	$26.99	$62,895
As of October 5, 2025, unrecognized compensation expense related to RSU awards was $21.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.
11.    EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings per common share:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Net income	$14,747	$17,966	$58,822	$51,700
Weighted-average shares outstanding:
Basic	115,960	114,434	115,733	114,158
Dilutive awards	2,311	3,996	2,623	4,033
Diluted	118,271	118,430	118,356	118,191
Earnings per common share:
Basic	$0.13	$0.16	$0.51	$0.45
Diluted	$0.12	$0.15	$0.50	$0.44
The following equity awards were excluded from the calculation of diluted earnings per share:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Options to purchase common stock	94	—	80	2
RSUs	120	—	99	1
Total common stock equivalents	214	—	179	3
12.    SEGMENT REPORTING
The Company’s operations are conducted as two operating segments: CAVA and CAVA Foods. CAVA includes the operations of all company-owned CAVA restaurants. CAVA Foods includes the production of dips, spreads, and certain dressing bases used in CAVA restaurants as well as sales from the Company’s consumer-packaged goods (“CPG”) business. These segments were determined on the same basis that the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. CAVA is the Company’s only reportable segment, as CAVA Foods is below the quantitative thresholds for segment reporting purposes.
The CODM reviews segment performance and allocates resources based upon restaurant-level profit, which is defined as segment revenues less food, beverage, and packaging, labor, occupancy, and other operating expenses. Restaurant-level profit is used to measure the segment’s profitability as corporate-level expenses are excluded from such measure. The CODM uses restaurant-level profit for each segment in the annual budget to make decisions about the allocation of resources, with the monitoring of actual results to determine appropriate changes to such allocation. All segment revenue is earned in the United States, and all intersegment revenues have been eliminated. Intersegment revenues represent the sale, from CAVA Foods to CAVA, of dips, spreads, and certain dressing bases used in CAVA restaurants. Sales from external customers are derived principally from sales of food, beverage, and CPG. The Company does not rely on any major customers as sources of sales. As the CODM does not review asset information by segment, assets are reported only on a consolidated basis. Other includes the CAVA Foods CPG business.
The following table presents financial information about the Company’s reportable segment and includes reconciliations of CAVA segment revenue and restaurant-level profit to the Company’s consolidated revenue and income before taxes:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Reportable segment revenue
CAVA	$289,787	$241,499	$896,518	$729,173

Reconciliation of reportable segment revenue to consolidated revenue:
Other revenue	2,451	2,318	8,161	7,145
Total consolidated revenue	$292,238	$243,817	$904,679	$736,318

Significant segment expenses
CAVA
Food, beverage, and packaging	$87,245	$72,230	$265,679	$212,414
Labor	73,849	61,233	227,907	186,134
Occupancy	19,523	16,412	62,722	52,751
Other operating expenses[1]	38,005	29,805	113,478	90,174
Total CAVA segment expenses	218,622	179,680	669,786	541,473

Reportable segment restaurant-level profit
CAVA	71,165	61,819	226,732	187,700

Reconciliation of total reportable segment restaurant-level profit to income before taxes:
Other non-reportable segment profit	(1,201)	(828)	(4,378)	(2,673)
General and administrative expenses	31,499	29,830	104,944	91,951
Depreciation and amortization	17,628	14,325	55,254	45,380
Restructuring and other costs	—	230	—	582
Pre-opening costs	4,942	2,819	14,519	9,500
Impairment and asset disposal costs	1,176	1,675	3,917	3,795
Interest income, net	(3,575)	(4,091)	(11,773)	(12,829)
Other expense (income), net	30	(50)	(471)	(188)
Income before taxes	$20,666	$17,909	$64,720	$52,182
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
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of October 5, 2025, the Company operated 415 fast-casual CAVA Restaurants in 28 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.
Segments
The Company’s operations are conducted as two segments: CAVA and CAVA Foods. CAVA includes the operations of all company-owned CAVA restaurants. CAVA Foods includes the production of dips, spreads, and certain dressing bases used in CAVA restaurants as well as sales from our consumer-packaged goods (“CPG”) business. CAVA is the Company’s only reportable segment as CAVA Foods is below the quantitative thresholds for segment reporting purposes. See Item 1. “Financial Statements,” Note 12 (Segment Reporting) for more information.
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

The following table sets forth our key performance measures:

	Twelve Weeks Ended			Forty Weeks Ended
($ in thousands)	October 5, 2025	October 6, 2024	Change	October 5, 2025	October 6, 2024	Change
CAVA Revenue	$289,787	$241,499	$48,288	$896,518	$729,173	$167,345
CAVA Same Restaurant Sales Growth[1]	1.9%	18.1%	(16.2)%	5.1%	11.1%	(6.0)%
CAVA AUV[2]	$2,935	$2,784	$151	N/A	N/A	N/A
CAVA Restaurant-Level Profit	$71,165	$61,819	$9,346	$226,732	$187,700	$39,032
CAVA Restaurant-Level Profit Margin	24.6%	25.6%	(1.0)%	25.3%	25.7%	(0.4)%
Net New CAVA Restaurant Openings	17	11	6	48	43	5
CAVA Digital Revenue Mix	37.6%	35.8%	1.8%	37.6%	36.2%	1.4%
Net income	$14,747	$17,966	$(3,219)	$58,822	$51,700	$7,122
Adjusted EBITDA[3]	$40,042	$33,479	$6,563	$126,996	$101,144	$25,852
Adjusted Net Income[3]	$14,747	$15,012	$(265)	$58,822	$43,741	$15,081
Net income margin	5.0%	7.4%	(2.4)%	6.5%	7.0%	(0.5)%
Adjusted EBITDA margin[3]	13.7%	13.7%	—%	14.0%	13.7%	0.3%
Adjusted Net Income margin[3]	5.0%	6.2%	(1.2)%	6.5%	5.9%	0.6%
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
2    Presented on a trailing thirteen period basis. For purposes of calculating CAVA AUV for the reporting period ended October 5, 2025, the applicable measurement period is the trailing thirteen periods ended October 5, 2025. For the reporting period ended October 6, 2024, the applicable measurement period is the trailing thirteen periods ended October 6, 2024, excluding the 53rd week of fiscal 2023.
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
CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA Restaurant unit data:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
CAVA Restaurants
Beginning of period	398	341	367	309
New CAVA Restaurant openings	17	11	48	44
Permanent closure	—	—	—	(1)
End of period	415	352	415	352

Results of Operations
Our results of operations, on a consolidated basis and by segment, for the twelve and forty weeks ended October 5, 2025 and October 6, 2024, are set forth below. We present our segment results before our consolidated results as we believe that our CAVA segment is more useful and meaningful in assessing the performance of our business, which is mainly driven by our CAVA segment.

Comparison of the twelve weeks ended October 5, 2025 and October 6, 2024
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Twelve Weeks Ended
	October 5, 2025		October 6, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$289,787	100.0%	$241,499	100.0%	$48,288	20.0%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	87,245	30.1	72,230	29.9	15,015	20.8
Labor	73,849	25.5	61,233	25.4	12,616	20.6
Occupancy	19,523	6.7	16,412	6.8	3,111	19.0
Other operating expenses	38,005	13.1	29,805	12.3	8,200	27.5
Total restaurant operating expenses	218,622	75.4	179,680	74.4	38,942	21.7
Restaurant-level profit	$71,165	24.6%	$61,819	25.6%	$9,346	15.1%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $43.0 million increase from the 74 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 6, 2024. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 1.9%, primarily from menu price and product mix with guest traffic being approximately flat.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $13.2 million increase from the 74 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 6, 2024. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 1.9%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to the impact of tariffs and our chicken shawarma offering.
CAVA labor:
The increase in CAVA labor was primarily due to the 74 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 6, 2024. The remainder of the increase was primarily due to the impact of higher average hourly wages of approximately 2%. As a percentage of CAVA Revenue, CAVA labor increased due to the aforementioned incremental wage investments, partially offset by the impact of higher sales.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 74 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 6, 2024. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 74 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 6, 2024 and CAVA Same Restaurant Sales Growth of 1.9%. As a percentage of CAVA Revenue, CAVA other operating expenses increased due to a higher mix of third-party delivery, insurance costs, and other individually insignificant items, partially offset by operating leverage associated with higher sales.

Other Results
The following table summarizes remaining activity related to our CPG operations and the production of dips, spreads, and certain dressing bases used in CAVA restaurants:

	Twelve Weeks Ended
	October 5, 2025		October 6, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$2,451	100.0%	$2,318	100.0%	$133	5.7%
Food, beverage, and packaging	1,044	42.6	1,310	56.5	(266)	(20.3)
Other operating expenses	206	8.4	180	7.8	26	14.4
The increase in revenue noted above was primarily due to higher CPG sales. As a percentage of revenue, food, beverage, and packaging decreased due to operational efficiencies realized since the commencement of operations at our facility in Verona, VA in the first quarter of fiscal 2024.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Twelve Weeks Ended
(in thousands)	October 5, 2025		October 6, 2024		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$292,238	100.0%	$243,817	100.0%	$48,421	19.9%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	88,289	30.2	73,540	30.2	14,749	20.1
Labor	73,849	25.3	61,233	25.1	12,616	20.6
Occupancy	19,523	6.7	16,412	6.7	3,111	19.0
Other operating expenses	38,211	13.1	29,985	12.3	8,226	27.4
Total restaurant operating expenses	219,872	75.2	181,170	74.3	38,702	21.4
General and administrative expenses	31,499	10.8	29,830	12.2	1,669	5.6
Depreciation and amortization	17,628	6.0	14,325	5.9	3,303	23.1
Restructuring and other costs	—	—	230	0.1	(230)	(100.0)
Pre-opening costs	4,942	1.7	2,819	1.2	2,123	75.3
Impairment and asset disposal costs	1,176	0.4	1,675	0.7	(499)	(29.8)
Total operating expenses	275,117	94.1	230,049	94.4	45,068	19.6
Income from operations	17,121	5.9	13,768	5.6	3,353	24.4
Interest income, net	(3,575)	(1.2)	(4,091)	(1.7)	516	(12.6)
Other expense (income), net	30	—	(50)	—	80	(160.0)
Income before taxes	20,666	7.1	17,909	7.3	2,757	15.4
Provision for (benefit from) income taxes	5,919	2.0	(57)	—	5,976	N/M
Net income	$14,747	5.0%	$17,966	7.4%	$(3,219)	(17.9)%
__________________
N/M data not meaningful
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA Segment. Refer to “CAVA Segment Results” above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth and executive transition costs, partially offset by lower performance-based incentive compensation and legal costs.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 74 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 6, 2024 and technology improvements.
Pre-opening costs:
The increase in pre-opening costs was due to the volume of new CAVA restaurants under construction and higher costs on a per unit basis.
Interest income, net:
The decrease in interest income, net, was due to lower interest rates on short term investments in the current quarter.

Provision for (benefit from) income taxes:
The effective tax rate for the twelve weeks ended October 5, 2025 was 28.6%. The effective tax rate for the twelve weeks ended October 6, 2024 was (0.3)% as the amount of income tax expense was immaterial prior to the Company’s release of its valuation allowance against deferred tax assets in the fourth quarter of fiscal 2024.
Comparison of the forty weeks ended October 5, 2025 and October 6, 2024
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Forty Weeks Ended
	October 5, 2025		October 6, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$896,518	100.0%	$729,173	100.0%	$167,345	22.9%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	265,679	29.6	212,414	29.1	53,265	25.1
Labor	227,907	25.4	186,134	25.5	41,773	22.4
Occupancy	62,722	7.0	52,751	7.2	9,971	18.9
Other operating expenses	113,478	12.7	90,174	12.4	23,304	25.8
Total restaurant operating expenses	669,786	74.7	541,473	74.3	128,313	23.7
Restaurant-level profit	$226,732	25.3%	$187,700	25.7%	$39,032	20.8%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $131.1 million increase from the 106 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 6, 2024. In addition, the increase in CAVA Revenue was driven by CAVA Same Restaurant Sales Growth of 5.1%, which consisted of a 2.6% increase from guest traffic and a 2.5% increase from menu price and product mix.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $39.8 million increase from the 106 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 6, 2024. The remainder of the increase was primarily due to CAVA Same Restaurant Sales Growth of 5.1%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the launch of grilled steak in the second quarter of fiscal 2024, the impact of tariffs, and our chicken shawarma offering in the current quarter.
CAVA labor:
The increase in CAVA labor was primarily due to the 106 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 6, 2024 and higher average hourly wages of approximately 2%. As a percentage of CAVA Revenue, CAVA labor decreased due to the impact of higher sales, partially offset by the aforementioned incremental wage investments.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 106 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 6, 2024. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 106 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 6, 2024 and CAVA Same Restaurant Sales Growth of 5.1%. As a percentage of CAVA Revenue, CAVA other operating expenses increased due to a higher mix of third-party delivery, insurance costs, and other individually insignificant items, partially offset by operating leverage associated with higher sales.

Other Results
The following table summarizes remaining activity related to CPG operations and the production of dips, spreads, and certain dressing bases used in CAVA restaurants:

	Forty Weeks Ended
	October 5, 2025		October 6, 2024		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$8,161	100.0%	$7,145	100.0%	$1,016	14.2%
Food, beverage, and packaging	3,119	38.2	3,912	54.8	(793)	(20.3)
Other operating expenses	664	8.1	560	7.8	104	18.6
The increase in revenue noted above was primarily due to higher CPG sales. As a percentage of revenue, food, beverage, and packaging decreased due to operational efficiencies realized since the commencement of operations at our facility in Verona, VA in the first quarter of fiscal 2024.

Consolidated Results
The following table summarizes our consolidated results of operations:

	Forty Weeks Ended
(in thousands)	October 5, 2025		October 6, 2024		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$904,679	100.0%	$736,318	100.0%	$168,361	22.9%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	268,798	29.7	216,326	29.4	52,472	24.3
Labor	227,907	25.2	186,134	25.3	41,773	22.4
Occupancy	62,722	6.9	52,751	7.2	9,971	18.9
Other operating expenses	114,142	12.6	90,734	12.3	23,408	25.8
Total restaurant operating expenses	673,569	74.5	545,945	74.1	127,624	23.4
General and administrative expenses	104,944	11.6	91,951	12.5	12,993	14.1
Depreciation and amortization	55,254	6.1	45,380	6.2	9,874	21.8
Restructuring and other costs	—	—	582	0.1	(582)	(100.0)
Pre-opening costs	14,519	1.6	9,500	1.3	5,019	52.8
Impairment and asset disposal costs	3,917	0.4	3,795	0.5	122	3.2
Total operating expenses	852,203	94.2	697,153	94.7	155,050	22.2
Income from operations	52,476	5.8	39,165	5.3	13,311	34.0
Interest income, net	(11,773)	(1.3)	(12,829)	(1.7)	1,056	(8.2)
Other income, net	(471)	(0.1)	(188)	—	(283)	150.5
Income before taxes	64,720	7.2	52,182	7.1	12,538	24.0
Provision for income taxes	5,898	0.7	482	0.1	5,416	N/M
Net income	$58,822	6.5%	$51,700	7.0%	$7,122	13.8%
__________________
N/M data not meaningful
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA Segment. Refer to “CAVA Segment Results” above for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth, including our CAVA Connect conference, higher equity-based compensation, including payroll taxes arising from the vesting of RSUs, and executive transition costs, partially offset by lower performance-based incentive compensation and legal costs.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 106 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 6, 2024 and technology improvements.
Pre-opening costs:
The increase in pre-opening costs was due to the volume of new CAVA restaurants under construction and higher costs on a per unit basis.

Interest income, net:
The decrease in interest income, net, was due to lower interest rates on short term investments in the current year period.
Other income, net:
The increase in other income, net, was due to the fair value change recognized on a convertible promissory note described in Item 1, Financial Statements, Note 3 (Investments).
Provision for income taxes:
The effective income tax rate for the forty weeks ended October 5, 2025 was 9.1%, which includes the impact of a $12.6 million reduction to income tax expense associated with equity-based compensation. The effective tax rate for the forty weeks ended October 6, 2024 was 0.9% as the amount of income tax expense was immaterial prior to the Company’s release of its valuation allowance against deferred tax assets in the fourth quarter of fiscal 2024.
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
The following table provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Net income	$14,747	$17,966	$58,822	$51,700
Non-GAAP Adjustments
Interest income, net	(3,575)	(4,091)	(11,773)	(12,829)
Provision for (benefit from) income taxes	5,919	(57)	5,898	482
Depreciation and amortization	17,628	14,325	55,254	45,380
Equity-based compensation	3,285	3,481	14,517	12,222
Other expense (income), net	30	(50)	(471)	(188)
Impairment and asset disposal costs	1,176	1,675	3,917	3,795
Restructuring and other costs	—	230	—	582
Executive transition costs[1]	832	—	832	—
Adjusted EBITDA	$40,042	$33,479	$126,996	$101,144

Revenue	$292,238	$243,817	$904,679	$736,318
Net income margin	5.0%	7.4%	6.5%	7.0%
Adjusted EBITDA margin	13.7%	13.7%	14.0%	13.7%
__________________
1    Includes costs associated with the separation of the Company's Chief Operations Officer.

The following table provides a reconciliation of net income to Adjusted Net Income and net income margin to Adjusted Net Income margin:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 5, 2025	October 6, 2024	October 5, 2025	October 6, 2024
Net income	$14,747	$17,966	$58,822	$51,700
Quarterly allocation of income tax expense, excluding VA Release[1]	—	(2,954)	—	(7,959)
Adjusted Net Income	$14,747	$15,012	$58,822	$43,741

Revenue	$292,238	$243,817	$904,679	$736,318
Net income margin	5.0%	7.4%	6.5%	7.0%
Adjusted Net Income margin	5.0%	6.2%	6.5%	5.9%
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
Cash Overview
We had cash and cash equivalents of $284.6 million and $366.1 million as of October 5, 2025 and December 29, 2024, respectively. In addition, we had investments in fixed income debt securities of $103.1 million as of October 5, 2025. For the forty weeks ended October 5, 2025, our operations were funded from cash flows from operations.
Cash Flows
The following table summarizes our cash flows:

	Forty Weeks Ended		Change
(in thousands)	October 5, 2025	October 6, 2024	$	%
Net cash provided by operating activities	$144,537	$131,174	$13,363	10.2%
Net cash used in investing activities	(228,808)	(80,389)	(148,419)	184.6
Net cash provided by (used in) financing activities	2,721	(16,053)	18,774	(117.0)
Net change in cash and cash equivalents	$(81,550)	$34,732	$(116,282)	(334.8)%
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
Financing Activities:
The change in net cash provided by (used in) financing activities was primarily due to decreased tax withholding obligations arising from the vesting of RSUs and an increase in proceeds from shares acquired under equity plans in the forty weeks ended October 5, 2025 compared with the prior year period.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 5, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the twelve weeks ended October 5, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1	Seventh Amended and Restated Certificate of Incorporation of CAVA Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
3.2	Amended and Restated Bylaws of CAVA Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023).
10.1	Separation Agreement by and Between Jennifer Somers and CAVA Holding Company, executed September 23, 2025.	X
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2025.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)