Form 10-K
period 2025-12-28
CAVA GROUP, INC.
filed 2026-02-25
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 11, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates was $9.2 billion based on the closing price of the registrant’s common stock. For purposes of this calculation, shares of common stock held by the registrant’s executive officers and directors and certain significant stockholders have been excluded since those persons may under certain circumstances be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 116,377,765 shares of common stock outstanding as of February 17, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders, which will be filed no later than 120 days after the registrant’s fiscal year ended December 28, 2025.

Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements relate to matters such as our industry, business strategy, goals, expectations concerning our market position, future operations, margins, profitability, capital expenditures, dividends, liquidity and capital resources, and other financial and operating information. These statements may include words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” “outlook,” the negative version of these words, or similar terms and phrases.
The forward-looking statements contained in this Annual Report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify, including those described in “Item 1A. Risk Factors” in this Annual Report. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control.
You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this Annual Report or to reflect the occurrence of unanticipated events or otherwise.

Summary of Risk Factors
An investment in our common stock involves risks. The following risks, trends, and uncertainties, which are discussed more fully in “Item 1A. Risk Factors,” and all of the other information contained in this Annual Report should be considered carefully before investing in our common stock. These risks include, but are not limited to, the following:
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
•Our reliance on third parties could have an adverse effect on our business, financial condition;
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
•Security breaches of our information systems or data including in relation to the electronic processing of credit and debit card transactions, the CAVA app, or confidential guest or Team Member information (including personal information) may adversely affect our business;
•Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity;
•We rely heavily on information technology systems, and failures of, or interruptions in, or not effectively scaling and adapting, our information technology systems could harm our business;
•We are subject to extensive laws and regulatory requirements, and failure to comply with, or changes in, these laws or regulations could have an adverse impact on our business;
•Economic factors and guest behavior trends, which are uncertain and largely beyond our control, may adversely affect guests’ behavior and our ability to maintain or increase sales at our restaurants;
•We are subject to evolving rules and regulations with respect to sustainability matters; and
•Climate change and volatile adverse weather conditions could adversely affect our restaurant sales or results of operations.

Glossary
The following definitions apply to these terms as used in this Annual Report on Form 10-K:
“Adjusted EBITDA” is defined as net income adjusted to exclude interest income, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, restructuring and other costs, and executive transition costs, in each case, to the extent applicable in a given fiscal year. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA for fiscal 2025 and 2024;
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA as a percentage of revenue;
“Adjusted Net Income” is defined as net income adjusted to exclude the net benefit associated with the release of a valuation allowance in fiscal 2024 against deferred tax assets (“VA Release”). See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted Net Income for fiscal 2025 and 2024;
“Adjusted Net Income Margin” is defined as Adjusted Net Income as a percentage of revenue;
“Average Unit Volume” or “AUV” represents total revenue of operating CAVA Restaurants that were open for the entire trailing thirteen periods and Digital Kitchens sales for such period divided by the number of operating CAVA Restaurants that were open for the entire trailing thirteen periods;
“CAVA Restaurant-Level Profit,” a segment measure of profit and loss, represents CAVA Revenue less food, beverage, and packaging, labor, occupancy, and other operating expenses, excluding depreciation and amortization. CAVA Restaurant-Level Profit excludes pre-opening costs;
“CAVA Restaurant-Level Profit Margin” represents CAVA Restaurant-Level Profit as a percentage of CAVA Revenue;
“CAVA Restaurants” is defined to include all CAVA restaurants, including converted Zoes Kitchen locations and Hybrid Kitchens, that are open or temporarily closed as of the end of the specific period. CAVA Restaurants exclude restaurants operating under license agreements and Digital Kitchens;
“CAVA Revenue” is defined to include all revenue attributable to CAVA restaurants in the specified period, excluding restaurants operating under license agreements;
“Collaboration Center Organization” represents Team Members who work out of our restaurant collaboration center located in Washington, D.C., as well as our support centers located in Brooklyn, New York, Manhattan, New York, and Plano, Texas, together with remote and hybrid Team Members whose job responsibilities support our operations;
“CPG” refers to consumer packaged goods;
“Digital Kitchen” is defined to include kitchens used for third-party marketplace and native delivery, Digital Order pick-up, and/or centralized catering production and that has neither in-restaurant dining nor customer-facing make lines;
“Digital Orders” means orders made through catering and digital channels, such as the CAVA app and the CAVA website. Digital Orders include orders fulfilled through third-party marketplace and native delivery and digital order pick-up;
“Digital Revenue Mix” represents the portion of CAVA Revenue related to Digital Orders as a percentage of total CAVA Revenue;
“Guest Traffic” means the number of entrees ordered in-restaurant and through Digital Orders;
“Hybrid Kitchen” is defined to include kitchens that have enhanced kitchen capabilities to support centralized catering production and that also have in-restaurant dining and customer-facing make lines;
“Net New CAVA Restaurant Openings” is defined as new CAVA restaurant openings (including CAVA restaurants converted from a Zoes Kitchen location) during a specified reporting period, net of any permanent CAVA restaurant closures during the same period; and

“Same Restaurant Sales” is defined as the period-over-period sales comparison for CAVA restaurants that have been open for 365 days or longer (including converted Zoes Kitchen locations that have been open for 365 days or longer after the completion of the conversion to a CAVA restaurant).
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

Part I
Item 1. Business
Our Mission
To Bring Heart, Health, And Humanity To Food
General
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our,” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. As of December 28, 2025, we operate 439 fast-casual CAVA Restaurants in 28 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. We centrally produce our dips, spreads, and certain dressing bases for use in our restaurants while also selling our dips, spreads, and prepared dressings in grocery stores.
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
Expand our Mediterranean Way in Communities Across the Country
•Grow our footprint and expand multi-channel access
•Fuel our culinary innovation and communication engine to drive traffic, mix, and check
•Express the essence of our category-defining concept consistently across brand properties
Develop Personal Relationships with Guests, Even as We Scale
•Leverage our digital ecosystem to enable more personalized communication with guests
•Deepen our connections with guests and drive increased frequency with our enhanced loyalty offerings
•Create a cohesive physical and digital journey
Run Great Restaurants, Every Location, Every Shift
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
Our menu fulfills a broad range of dietary preferences, from hearty and indulgent to vegan, vegetarian, gluten-free, dairy-free, paleo, keto, and nut-free diets. We have designed our menu to offer vibrant flavors using many fresh, high-

quality ingredients inspired by our Mediterranean roots. Our guests can choose a chef-curated meal or a build-your-own-bowl or pita using our 38 ingredients with over 17.4 billion combinations. We make it deliciously simple to eat well and feel good every day.
People and Culture
As of December 28, 2025, we employed approximately 12,900 Team Members in our restaurants and 580 within manufacturing and our Collaboration Center Organization. From the very beginning, our founders were focused on ensuring CAVA treated all Team Members with generosity – we believe the health and well-being of our Team Members are just as important as the health of our food. Our Employee Net Promoter Score indicates we have a highly engaged team according to Denison Consulting, which conducted our 2025 Team Member engagement survey.
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
Talent Development
Inspired by our Mediterranean Way and defined by a genuine expression of hospitality and warmth, we want our Team Members – who are vital to our growth and carry on the CAVA culture every day – to build a career, not merely find employment. Under our Flavor Your Future platform, we continuously nurture our talent-rich pipeline by offering a clear promotional track for Team Members to become General Managers, including by the introduction of the Assistant General Manager role. Another key component of our Team Member development pipeline includes a nationwide training network led by our Academy General Managers, who we have identified as achieving strong operational and financial results at the restaurants they operate.
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
•free meals to all Team Members during working hours and discounted meals outside of working hours; and
•short- and long-term incentive programs for our General Managers and Team Members within manufacturing and our Collaboration Center Organization.
Creating an Inclusive Culture
Guided by the skills and insights of our Team Members, we’re intentional about human connection, bringing down barriers, and creating an environment where everyone is welcome at our table.

We are strongly committed to supporting and engaging all Team Members. We encourage our Team Members, to leverage each of their unique backgrounds, perspectives, and experiences to deliver exceptional results. Inclusivity is a hallmark of several of our core competencies, such as enterprise leadership, service mindset, and people development. We are committed to equal employment opportunities and to providing a respectful work environment free of harassment, discrimination, or retaliation on the basis of any protected classes or characteristics in accordance with applicable federal, state, and local laws.
Real Estate
Our market evaluation and site selection process is data-driven and includes reviewing characteristics such as geography, presence of peer brands, demographic and psychographic data, urban/suburban balance, foot- and vehicle-traffic, retail and daily needs, employment and daytime activity, adjacent retailers, and volume potential.
Our restaurant designs are flexible and adaptable to fit any site, which allows us to enhance and tailor our format to our guests’ preferences, including their preferred channels. Each CAVA Restaurant includes walk-the-line ordering and digital pick-up capabilities, as well as a separate digital make line to maximize throughput. Our 2026 restaurant openings will feature our new Project Soul design, which, in addition to convenience, expresses our Mediterranean hospitality and taps into guests’ desire for human connection, including softer seating, more greenery and a warmer brand pallet. Our restaurants generally range from 2,000 to 3,000 square feet in size and seat approximately 30 to 60 guests indoors. As of December 28, 2025, we offered drive-thru pick-up at 75 locations. In select markets, we operate Digital Kitchens to serve as centralized production hubs.
Sourcing, Manufacturing, and Distribution
Our Sourcing and Supply Chain
We have invested in vertically-integrated manufacturing capabilities and built a differentiated directly-sourced supply chain with more than 50 trusted grower, rancher, and producer partners. We conduct certain site visits to maintain our strong relationships and seek to ensure that our partners adhere to our high-quality standards. To secure any potential sourcing needs well in advance of our growth, we continually evaluate the strength and diversity of our supply chain. For additional information, see Item 1A. “Risk Factors—Risks Related to our Manufacturing and Supply Chain.”
Manufacturing and Distribution
We operate a 30,000-square-foot production facility in Laurel, Maryland, a state-of-the-art 55,000-square-foot production facility in Verona, Virginia, and a 4,000-square-foot distribution facility in Edison, New Jersey, which we use primarily for CPG distribution in the Northeast. We have also signed a lease to expand our Laurel, Maryland facility by an additional 20,000 square feet. This expansion is expected to support the growth of our CPG production and provide additional capacity for the restaurant‑focused manufacturing operations currently centered in Verona. We expect that our production facilities will support at least 750 restaurants, as well as our CPG business, and plans are currently underway to develop additional capacity over time. We believe these strategic investments give us several key advantages, including the ability to create our signature dips and spreads with quality, consistency, and efficiency with the adoption of facilities and capabilities that are difficult to replicate.
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
Utilizing food as a force for good, we cultivate relationships with our neighbors through local food-based non-profit groups. When we open a new restaurant, we host “Community Days,” where we provide free meals, and suggest and match donations to benefit local nonprofit partners that focus on underserved neighborhoods. We launched a national food donation program in the fall of 2023 to donate fresh, healthy, and delicious unused food prepared during each new restaurant’s training period to local community members. This work is part of our commitment to fighting hunger and reducing food waste. In 2025, we donated over 60,000 pounds of food with an overall retail value of $0.8 million.
We care deeply about the quality of our food, where it comes from, and how it’s created. We are dedicated to working with and sourcing our products from farmers and suppliers who share our values. We strive to use clean label-friendly ingredients, source dairy products from farmers who don’t treat their cows with rbST, and serve only antibiotic-free beef and chicken. As certain suppliers come on board, we ask them to verify their sustainability and sourcing credentials, including with respect to animal welfare. We remain dedicated to broiler chicken welfare and work diligently with our suppliers to support that commitment.
Marketing
Our marketing strategy is grounded in a growth mindset and centered on the evolving needs of our guests. We focus on creating, capturing, and retaining demand by building brand awareness while working to strengthen our value proposition and relevance with guests across occasions and channels.
Brand Marketing
We engage guests through an integrated ecosystem of touchpoints designed to deliver a cohesive and consistent brand experience. Our brand campaigns span an optimized mix of paid, owned, and earned channels, reinforcing our mission and extending the reach of the CAVA brand.
Paid media includes platforms such as Google, Instagram, TikTok, influencer and creator partnerships, and out-of-home advertising. Our owned channels include our restaurants, loyalty program, CPG offerings, the CAVA website and app, and our presence on social media platforms. We also leverage a seasonal marketing framework to create excitement around new menu offerings throughout the year.
Loyalty Program
In 2024, we launched our reimagined loyalty program nationwide which features an earn-and-bank points model with flexible redemption options across our menu, from freshly made juices to entrees. In 2025, we continued to evolve our reimagined loyalty program, introducing Sea, Sand, and Sun status tiers designed to recognize and reward our most engaged guests as their relationship with CAVA deepens. Guests may unlock accelerated earning, exclusive benefits, and elevated experiences as they progress through higher tiers. This tiered structure enables us to more effectively reward higher levels of spend, encourage progression over time, and deliver increasingly personalized experiences. As part of a multi-phased roadmap, the program continues to expand our first-party data capabilities and strengthens our ability to extend Mediterranean hospitality across channels in ways that feel both personal and scalable.
Restaurant Marketing
In our restaurants, we aim to create a warm, welcoming experience inspired by the Mediterranean with every visit. Our Community Days allow us to authentically engage with new and existing guests by partnering with local organizations and charities, reinforcing our mission while strengthening community ties.
To support new restaurant openings, we leverage our growing social media presence, local media outreach, and targeted neighborhood marketing efforts, including direct distribution of menus and flyers to nearby homes and offices. Together, these efforts drive awareness, trial, and excitement, contributing to strong restaurant performance.
Digital Business
As consumer preferences continue to shift toward convenience and personalization, digital remains a core pillar of our growth strategy. We have built a robust, multi-channel experience that includes in-restaurant dining, digital pick-up, drive-thru pick-up in select restaurants, delivery, catering in select markets, and CPG offerings—all supported by a strong digital and data infrastructure. Digital Revenue Mix was 37.9% and 36.4% in fiscal 2025 and 2024, respectively. We are in the early stages of our catering program and plan to expand our catering capabilities to an additional test market in 2026.
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
Our Production Facilities
We operate two production facilities, one in Maryland and one in Virginia. These facilities are licensed to produce and warehouse food products in their respective states and are also registered with the U.S. Food and Drug Administration. Our production facilities’ processes and systems are designed to mitigate the risk of contamination and illness and help ensure compliance with applicable food safety regulations and standards. As required by our food safety programs and regulatory oversight, we have developed and implemented comprehensive Good Manufacturing Practices and Food Safety Plans. In addition, for certain of our offerings, we comply with standards of organic and kosher certifying agencies and the Gluten-Free Certification Organization. All of our CPG products undergo a validated cold, pressurized process step that demonstrably reduces pathogens and ensures a high-level of food safety.
Our production facility in Maryland holds a number of third-party certificates, including achieving a high rating based on the British Retail Consortium’s Global Standard for Food Safety, providing independent and external verification that our ingredients, food products, and/or processes comply with applicable food safety regulations and third-party standards. Additionally, our production facility in Virginia will be evaluated under the same third-party standards.
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
Government Regulation
We are subject to or affected by various U.S. federal, state, and local laws and regulations, including those relating to building and zoning requirements, public health and safety, the preparation and sale of food, import duties and tariffs, and data privacy. Our license requirements include those relating to the preparation and sale of food and beverages as well as food safety requirements. In addition, the development and operation of our restaurants depends to a significant extent on the selection and acquisition of suitable locations, which are subject to zoning, land use, environmental, and other regulations and requirements. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business.
Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, California Assembly Bill No. 1228, which increased the state’s minimum wage and created a council to set minimum wages and recommend regulations to address working conditions and other matters in the broadly defined fast food industry, and a variety of similar federal, state, and local laws (such as fair work week laws, various wage and hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees, the U.S. Equal Employment Opportunity Commission, the Department of Labor, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters, and we have been a party to such matters in the past. These lawsuits and investigations require resources and attention from our senior management and can result in material fines, penalties, and/or settlements, some or all of which may not be covered by insurance, as well as significant remediation efforts that may be costly and time consuming, and which we may not implement effectively.
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
Corporate and Available Information
We were incorporated in 2015 in Delaware. Our principal offices, which we refer to as our restaurant collaboration center, are located at 14 Ridge Square NW, Suite 500, Washington, D.C. 20016 and our telephone number is (202)

400-2920. Our website address is www.cava.com. We completed our initial public offering (“IPO”) in June 2023 and our common stock is listed on the New York Stock Exchange under the symbol “CAVA.”
CAVA’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are publicly available free of charge on the Investor Relations section of our website at investor.cava.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also make available through the Investor Relations Section of our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Board committee charters. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The information on our website (or any webpages referenced in this Annual Report) is not part of this or any other report CAVA files with, or furnishes to, the SEC.
Item 1A. Risk Factors
You should carefully consider the following risk factors as well as the other information set forth in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. If any of the following risks actually occurs, our business, results of operations, prospects, and financial condition may be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including but not limited to overall economic and industry conditions, and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations, or the trading price of our common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”
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
Many of our competitors have been operating for longer and have a more established market presence than us, and may have better locations, greater name recognition and resources than we do, and, as a result, these competitors may be better positioned to attract guests. Our larger competitors may also be able to take advantage of greater economies of scale than we can and may be better able to limit price increases and/or increase prices to reflect cost pressures and increase their marketing and promotional activity, including through discount strategies. Our competitors may also be able to identify and adapt to changes in guest preferences more quickly than us due to their resources and scale. Changes in guests’ tastes, nutritional and dietary trends, methods of ordering, and number and location of competing restaurants often affect the restaurant industry. If we are unable to successfully compete, our sales volume and/or pricing may be subject to downward pressure and we may not be able to increase, or sustain, our growth rate or revenue or remain profitable.

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
Our growth depends on our ability to successfully open new restaurants on a profitable basis. As of December 28, 2025, we owned and operated 439 CAVA Restaurants in 28 states and Washington, D.C. In fiscal 2025, we had 72 Net New CAVA Restaurant Openings. If we are unable to sustain the pace of new restaurant openings, our growth rate may decline. In addition, given the size and scale we have achieved, we expect our growth rates in percentage terms to moderate in the future. Therefore, our historical growth rates are not indicative of our future growth.
Our ability to open new restaurants depends on various factors, some of which are outside of our control. For example, delays in construction and increased construction costs, including as a result of macroeconomic factors such as labor shortages, inflation, tariffs, and regulatory changes, as well as delays in inspections, the receipt of necessary permits, and equipment availability, have caused, and are continuing to cause, a delay in opening restaurants, resulting in increased costs and lower than anticipated sales. Furthermore, while we work to manage cost overrun risks for our new restaurant development projects with detailed architectural plans, guaranteed or fixed price contracts, forward buys of certain equipment and materials, and close supervision by our executives and personnel, we have in the past experienced, and expect we will continue to experience, increased construction costs. In addition, we may not be able to anticipate and adapt to all of the changing demands that our planned expansion will impose on our existing digital infrastructure, including our restaurant management systems and back office technology systems and processes, as well as financial and management controls, and we may not be able to hire and retain the management and personnel necessary to support such expansion at a reasonable costs, or at all, any of which could harm our guest experience and our business.
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
Our ability to successfully execute on our growth strategy requires us to identify target markets in which we can gain a foothold or expand our existing footprint on a profitable basis. As part of that strategy, we sometimes enter into geographic markets in which we have little or no prior operating experience. For example, we expanded into South Florida, Detroit, Indianapolis, and Pittsburgh in 2025, and are continuing to expand further into places in which we historically have not had a presence and have no restaurant operating experience.
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
Our acquisition of the Zoes Kitchen business in 2018 provided us with an extensive portfolio of real estate, allowing us to rapidly expand by converting Zoes Kitchen locations into CAVA restaurants. However, as of March 2, 2023, all Zoes Kitchen locations have either been permanently closed or closed for conversion, and we cannot guarantee that we will be able to develop a robust new restaurant pipeline, which would impact our future growth. We may not be able to successfully identify and secure a sufficient number of attractive restaurant locations in new or existing markets. For those locations in which we are able to secure an attractive restaurant location, our progress in developing and subsequently opening new restaurants may be slower than desired, resulting in increased costs and lower than expected sales. Our inability to appropriately identify sites and develop and open new restaurants could impact our growth strategy and have a material adverse effect on our business, financial condition, and results of operations.
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
Negative publicity, regardless of its accuracy, may adversely affect our business and brand value. Negative publicity could include concerns about our food’s quality and safety, the impact that our food and products (including our packaging) may have on the environment, data security breaches, concerns or complaints about third-party service providers (including relating to delivery services and information technology), employment-related claims, or government or industry findings concerning our restaurants or our industry, or other concerns, which may be outside our control. Moreover, the negative impact of adverse publicity relating to any one CAVA restaurant or any of our CPG offerings may extend far beyond such restaurant to affect some or all of our other restaurants and our other product offerings. Negative publicity generated by such incidents may result in our receipt of demand letters or may be amplified by the use of social media and platforms that enable guests to review our restaurants and food, which allow individuals to access a broad audience of our guests and other interested persons. See “—Our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business.” The risks associated with such negative publicity may result in damage to our brand and may have a material adverse effect on our business, financial condition and results of operations.
Our efforts to market our restaurants and brand may not be successful.
Due to the highly competitive nature of our industry, we must effectively and efficiently promote and market our restaurants and brand to attract and retain guests and sustain our competitive position. Marketing investments may be costly. Our marketing strategy primarily includes using public relations, digital and social media, promotions, and in-restaurant messaging, and we may from time to time change our marketing strategies and spending. We expect to increase our investment in advertising and promotional activities as we expand, including investing in targeted marketing offers to incentivize and reward loyal guests and to attract guests in new markets. If our marketing initiatives are unsuccessful or ineffective and do not enable us to meet our performance targets, such as the introduction of new menu offerings that do not generate the level of sales that we expect, our business, financial condition, and results of operations may be adversely affected. For example, we recently launched a reimagined loyalty rewards program designed to increase customer loyalty. If the rewards program is not well received by customers or if we are unable to successfully implement the new program, the rewards program may fail to achieve its intended objectives.
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
We rely in part on price increases from time to time to offset cost increases, including the cost of ingredients, commodities, insurance, labor, marketing, taxes, real estate and other key operating costs, and to improve the profitability of our business. We have increased the prices of our food over the past few years, and we expect to further increase prices in the future. Our ability to maintain prices or effectively implement price increases may be affected by a number of factors, including competition, the effectiveness of our marketing programs, the continuing strength of our brand, consumer perception and general economic conditions, including inflationary pressures. During challenging economic times, consumers may be less willing or able to dine out or purchase pre-packaged dips, spreads, and dressings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, increasing prices could negatively affect the loyalty of our existing guest base and cause guests to reduce their spending with us or impact our ability to attract new guests, particularly as we expand our footprint into new geographies where guests might have greater price sensitivity. If our price increases are not accepted by guests and reduce sales volume, or are insufficient to offset increased costs, our business, financial condition, and results of operations could be adversely affected.
The growth of our business depends on our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings.
Our success is dependent, in part, upon our ability to respond effectively to changes in guests’ eating habits and preferences and government regulations and to adapt our menu offerings to trends in eating habits and preferences. The success of our business depends on our ability to identify these changing preferences and behaviors, to distinguish between short-term trends and long-term changes in such preferences and behaviors, and to continue to develop and offer food that appeals to guests through the channels that they prefer. Consumer preference and behavior changes include dietary trends, attention to different nutritional aspects of foods and beverages (see “—Risks Related to Legal and Governmental Regulation—We are subject to extensive laws and regulatory requirements, and failure to comply with, or changes in, these laws or regulations could have an adverse impact on our business.”), preferences for certain sales channels, reduced demand for food away from home, concerns regarding the health effects of certain foods and beverages, attention to sourcing practices relating to ingredients, animal welfare concerns, and environmental concerns regarding packaging, among others. These changes in guests’ eating habits can occur rapidly, which requires us to adapt with similar speed. To the extent we are unwilling or unable to timely respond to shifting guest preferences, guests’ demand for our food and offerings may be reduced.

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
Operating lease costs account for a significant portion of our operating expenses, and represented 7.0%, 7.1%, and 8.2% of our revenue in fiscal 2025, 2024, and 2023, respectively. These substantial operating lease obligations could have negative consequences to our financial condition and results of operations, including requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes, as well as limiting our flexibility in planning for, and reacting to, changes in our business or our industry.
Also, negative effects on our existing and potential landlords due to the inaccessibility of credit, high interest rates and other unfavorable economic factors may, in turn, harm our business, financial condition and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.
We may not be able to successfully expand our digital and delivery business, which is subject to risks outside of our control.
For fiscal 2025, 2024, and 2023, Digital Revenue Mix was 37.9%, 36.4%, and 36.0%, respectively. The expansion of our digital and delivery business is important to the growth of our business. Our ability to expand our digital business will depend in part on our ability to improve and evolve our technology, including our website, the CAVA app, and use of third-party delivery marketplaces to remain competitive within the industry. The CAVA app and online ordering system could be interrupted by technological failures or user errors, or be subject to cyber-attacks, which could adversely impact our sales and brand image.
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
In addition, from time to time, our employees make deliveries to guests who have placed catering and delivery orders. As a result, we may be subject to additional workplace injury and other claims, such as personal injury claims and claims with respect to damaged property if such employees were to be involved in an accident, or otherwise act outside of their job function, while making food deliveries to our guests. We could also be held vicariously liable for any acts, omissions, and/or negligence of employees that deliver our food and may be subject to various claims asserting other forms of liability, including tort actions, brought by, or against, us and our employees. We could experience a higher rate of accidents or mishaps to the extent such deliveries are made by employees using modes of transport that are not owned or maintained by our company. The risk of these claims may increase, and the cost to us to insure against such risks may rise or become more difficult to obtain, as the number of catering and delivery orders we fulfill increases.
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
We may not maintain profitability in the future, especially if we continue to grow at an accelerated rate.
We anticipate that our operating expenses will increase substantially in the foreseeable future, in particular, as we continue to open new restaurants, expand marketing channels and operations, hire additional Team Members and increase other general and administrative costs. Furthermore, as a public company, we have incurred, and will continue to incur, additional legal, accounting, and other expenses that we did not incur as a private company. Further, we currently expect that a meaningful portion of our new restaurants opening in fiscal 2026 and beyond will have drive-thru pick-up capabilities, which typically require additional capital expenditures and higher real estate costs as well as incremental infrastructure and construction costs.
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
Entering into acquisitions and investments and other strategic initiatives involve numerous risks, including:
•expenses, delays, or difficulties in integrating acquired businesses, facilities, technologies, or products into our organization, including the failure to realize expected synergies and the inability to retain and integrate personnel;
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
We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms or at all, or whether we will be able to successfully integrate any acquired businesses, facilities, technologies, or products into our business or retain any key personnel, suppliers, or guests. Furthermore, we may in the future acquire restaurants with the plan of converting those restaurants into CAVA restaurants and we may not be able to do so successfully while ensuring that the converted restaurant meets our CAVA standards. Our failure to successfully complete or integrate such acquisitions could have a material adverse effect on our financial condition and results of operations. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses, facilities, technologies, and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations.
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
As we continue to expand our menu and CPG offerings, we plan to add and enhance our production capabilities and our production operations may become increasingly complex and challenging. Failure to successfully address such challenges in a cost-effective manner could harm our business, financial condition, and results of operations. The expansion of our production capabilities requires significant capital investments, and we cannot guarantee that we will be able to obtain the capital necessary to support such expansion on favorable terms, or at all. In addition, a substantial delay in bringing any new facility up to full production on our projected schedule would put pressure on the rest of our business operations to meet demand and production schedules and may hinder our ability to produce all the food needed to meet guest and consumer demand and/or to achieve our expected financial performance. Furthermore, the opening of a new facility requires the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business operations. We will also need to hire and retain more skilled Team Members to operate any new facility, as we did for our facility in Virginia that opened in 2024. Even if a new facility is brought up to full production according to our current schedule, the capital expenditures and other investment expenses for such new facility may be greater than the corresponding sales and it may not provide us with all the operational and financial benefits that we expect to receive.
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
Our profitability depends in part on our ability to anticipate and react to changes in food, commodity, energy, and other costs. The prices we pay are subject to fluctuations beyond our control, such as problems in production or distribution, food safety concerns, government regulation, livestock markets, food recalls, climate conditions, labor strikes or shortages, and macroeconomic conditions, including inflation and tariffs. In particular, we purchase substantial quantities of chicken, which is subject to significant price fluctuations due to conditions such as weather, feed and chicken prices, industry demand, and other factors. Our results of operations may also be adversely affected by increases in the price of utilities, such as natural gas, electric, and water, the costs of insurance, labor, marketing, taxes, and real estate, all of which could increase due to inflation, changes in laws, shortages or interruptions in supply, competition, or other events beyond our control.
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
In addition, some of our produce and food service items are imported. Any restrictions on the import of products imposed by government authorities, as well as any new or increased import duties, tariffs, sanctions, or taxes, geopolitical developments, such as the ongoing armed conflict in Ukraine, or other changes in U.S. trade or tax policy, could result in higher food and supply costs. For example, we have experienced price increases as a result of tariffs on certain items, including olive oil, sugar, rice, beef, lamb and paper products. Our imported products may be subject to changing tariffs and duties, which could impact the prices and availability of these goods. Furthermore, new or heightened restrictions resulting from a pandemic or epidemic or supply chain disruptions in countries from which we import products may cause us to face shortages of one or more ingredients.
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
We believe that our continued success will depend on our ability to identify, hire, train, motivate, and retain Team Members who understand and appreciate our culture and are able to effectively represent our brand. If we are unable to identify, hire, train, motivate, and retain our Team Members, our restaurants could be short-staffed, we may be forced to incur overtime expenses, our ability to operate our current restaurants may be limited, and our expansion into new restaurants could be delayed. We may also suffer disruptions to our CPG operations. The restaurant industry generally has a high turnover rate and we cannot be certain that our turnover rates will remain the same or decrease in the future. We have been and in the future may be forced to temporarily close restaurants, or reduce restaurant hours or CPG production, as a result of labor shortages, which could result in reduced revenue. Furthermore, if our Team Members decide to and successfully unionize, this could result in a change to our culture, an increase in our labor and other costs, and disruptions to our business, as well as impact the speed at which we can make changes to our organization. In addition, our responses to any union organizing efforts could negatively impact how our brand is perceived and have adverse effects on our business and expose us to legal risk.
The market for qualified talent is competitive and we must provide increasingly attractive wages, benefits, and workplace conditions to retain qualified Team Members, particularly with respect to restaurant managerial positions for which the pool of qualified candidates can be small. Increases in wage and benefits costs, including as a result of increases in minimum wages and other governmental regulations affecting labor costs, may significantly increase our labor costs and operating expenses and make it more difficult to fully staff our restaurants. From time to time, legislative proposals are made to increase the minimum wage at the U.S. federal, state, and local levels, such as California Assembly Bill No. 1228, which was signed into law in September 2023 and which increased the state’s minimum wage and created a Fast Food Council to set minimum wages and recommend regulations to address working conditions and other matters in the broadly defined fast food industry. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. In addition, our suppliers, distributors, and business partners may be similarly impacted by wage and benefit cost inflation, and many have or will increase their prices for goods and services in order to offset their increasing labor costs.
Furthermore, maintaining appropriate staffing and hiring and training new staff, both for our restaurants and our facilities, requires precise workforce planning, which has become more complex due to, among other things:
•significant staffing and hiring issues in the restaurant industry throughout the country;
•laws related to wages and working hours and predictive scheduling, such as “Fair Workweek” or “secure scheduling,” in certain geographic areas where we operate, as well as New York City’s “just cause” termination legislation; and
•low levels of unemployment, which has resulted in aggressive competition for talent, wage inflation, and pressure to improve benefits and workplace conditions to remain competitive.
In particular, several jurisdictions in which we operate, including New York City, have implemented “Fair Workweek” legislation, which generally require fast food employers to provide employees with specified notice in scheduling changes and pay premiums for certain changes made to employees’ schedules, among other requirements. The regulations are often complex to administer and have evolved over time and may continue to do so. Furthermore, similar legislation may be enacted in other jurisdictions in which we operate, and in jurisdictions we may enter in the future. Such regulatory structures have in the past and may in the future, result in increased costs, both in terms of ongoing compliance and resolution of alleged violations.
We face many of these same risks with respect to the Team Members who work within our Collaboration Center Organization. Our information technology and other systems are critical to the management and growth of our business, and our success will depend in part on our ability to hire, motivate, and retain these qualified personnel.
Additionally, we engage a number of independent contractors to work for us in various aspects of our business, in particular in our information technology and marketing departments. Therefore, we are subject to federal, state, and local laws regarding independent contractor classification, which are subject to judicial and agency interpretation and may change from time to time, and could result in exposure to various liabilities and additional costs. These liabilities and additional costs could include exposure (for prior and future periods) under federal, state, and local laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.

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
Our success depends largely upon the continued service of our executive leadership team and other key management personnel, particularly our Co-Founder and Chief Executive Officer, Brett Schulman, and our Co-Founder and Chief Concept Officer, Ted Xenohristos. Members of our leadership team, both individually and as a group, play an integral role in the development and growth of our company. We also rely on our leadership team in setting our strategic direction, spearheading innovation, operating our business, managing vendor relationships, identifying, recruiting, and training key personnel, identifying expansion opportunities, arranging necessary financing, and leading general and administrative functions. From time to time, there may be changes in our senior management team, such as the departure of our former Chief Operations Officer in September 2025, which could disrupt our business, particularly if any non-compete clauses in employment agreements are deemed to be unenforceable for any reason, including as a result of regulatory restrictions. Moreover, the replacement of one or more of our leadership team or other key management personnel could involve significant time and expense and may significantly delay or prevent the achievement of our business objectives. In addition, we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We currently do not maintain any key person life insurance policies for any of our executive officers. If we are unable to attract, hire, retain, and incentivize sufficiently experienced and capable management personnel, our business and financial results may suffer.
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
From time to time, we have been, and likely will continue to be, the target of attempts to compromise our information technology systems and data, such as credential stuffing, distributed denial-of-service attacks, ransomware, viruses, malware, phishing attacks, break-ins, social engineering, usage errors, power, communications or other service outages and catastrophic events, security breaches, or other cybersecurity incidents to our data, network, or systems. In addition, if any of our critical suppliers or distributors is the subject of a cyber or ransomware attack, we could experience a significant disruption in our supply chain and possibly shortages of key ingredients. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been ongoing for a period of time. Our information technology networks and infrastructure, and those of third parties with which we have business relationships, could be vulnerable to attacks, damage, disruptions, shutdowns, or breaches of personal or confidential information. Efforts to hack or breach security measures, failures of our or third party systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data all threaten our and our business partners’ information systems and records and could have a material adverse effect on our business. Due to these scenarios, we cannot provide assurance that we will be successful in adequately responding to, or preventing, such breaches or data loss.
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
For example, the California Consumer Privacy Act of 2018 (“CCPA”) took effect on January 1, 2020, which broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which amended and expanded CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing those requirements. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, creating the second comprehensive U.S. state privacy law, which took effect on January 1, 2023 (the same day as CPRA took effect). Additional states, such as Colorado, Connecticut, Iowa, Utah, Oregon, Montana, Tennessee, Indiana, Delaware, New Jersey, New Hampshire, Kentucky, Maryland, Minnesota, Nebraska, Rhode Island, and Texas, have since also passed comprehensive state privacy laws that impose additional obligations and requirements on businesses. Data privacy laws and regulations are constantly evolving and can be subject to significant change or interpretive application. Varying jurisdictional requirements could increase the costs and complexity of our compliance efforts and violations of applicable data privacy laws can result in significant penalties. In addition, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices and the internet are applicable to our business, including the Telephone Consumer Protection Act (the “TCPA”) and the Controlling the Assault of Non‑Solicited Pornography and Marketing Act (“CAN-SPAM Act”). The TCPA places certain restrictions on making outbound calls, faxes, and text messages to consumers. The CAN-SPAM Act imposes penalties for the transmission of commercial emails that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from the sender.
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
We may from time to time experience service interruptions, outages, or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of guests accessing our technology infrastructure simultaneously, downtime or outages of third-party services, and denial of service attacks or other malicious activity. These information technology systems, including our online and mobile ordering platforms, may now or in the future contain undetected errors, bugs, or vulnerabilities which may cause the systems to malfunction or be interrupted. We may not be effective in preventing degradations or interruptions of our information technology systems or platforms and if our systems and platforms do not operate effectively and are not available our business may be harmed.
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
Our use or capabilities of artificial intelligence may result in reputational harm and liability and may have a material adverse effect on our business, financial condition and results of operations..
We are building artificial intelligence capabilities into our restaurants and guest experiences, including the use of artificial intelligence video technology to monitor how quickly ingredients are being depleted and assist teams with meal preparation. As with many innovations, our use of artificial intelligence presents additional risks and challenges that could affect its adoption and therefore our business. Artificial intelligence and machine learning technologies are complex and rapidly evolving, as is the regulatory landscape that governs them. Our efforts to integrate artificial intelligence capabilities into our business may result in additional costs, unintended consequences, such as discrimination or bias, errors in our systems, or other complications, as well as subject us to new or enhanced governmental or regulatory scrutiny or litigation, any of which could adversely affect our business, financial condition, and results of operations. Additionally, we may not be able to control, and may lack visibility into, how third-party artificial intelligence tools use, or artificial intelligence features incorporated into third-party products that we use, are developed or maintained, or how such tools use, disclose, and/or protect the data we input, even where we have sought contractual protections with respect to these matters. Further, artificial intelligence algorithms may be flawed, and the data used to train artificial intelligence tools may be inaccurate, incomplete or biased. As a result, the content, analysis or recommendations that these tools produce may be inaccurate, incomplete or biased and our use of this information may have a material adverse effect on our business, results of operations and financial condition. There is also a risk that our artificial intelligence capabilities (or artificial intelligence capabilities or tools used without our approval) will be used in a manner that does not adhere to our artificial intelligence policy and may be misused by our Team Members. This could result in the loss of confidential or proprietary information and subject us to competitive or reputational harm as well as potential regulatory investigations or actions and legal liability.
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
•the U.S. Occupational Safety and Health Act, which governs worker health and safety; and
•California’s Assembly Bill No. 1228, which increased the minimum wage for fast food workers and created a Fast Food Council to make future increases to the minimum wage and to adopt other minimum employment standards for fast food restaurants. See “—Risks Related to Our People and Culture—We may face increases in labor costs, labor shortages, and difficulties in hiring, training, motivating, and retaining the right Team Members.”
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
Additionally, we import some of our products and food service items and such items are subject to tariffs that were enacted by executive order. The imposition by the government of new or additional tariffs or trade barriers could harm our business and results of operations.

Compliance with U.S. federal, state, and local laws, regulations, and orders, and new laws, regulations or orders, or changes in these laws, regulations, or orders, or laws, regulations, and orders that impose additional requirements, can be costly (some or all of which costs may not be covered by insurance) and require significant resources and attention from our senior management. Any failure, or perceived failure, to comply with laws, regulations, or orders could result in, among other things, revocation of required licenses, civil and criminal liability to us or our personnel, higher Team Member turnover, and negative publicity, and could expose us to litigation, or governmental investigations, or proceedings, which could have a material adverse effect our business, financial condition, and results of operations.
We are subject to various claims and legal actions that could distract management, increase our expenses, or subject us to monetary damages or other remedies.
We have been, and will likely continue to be, subject to various claims and legal actions that may adversely affect our business. These legal proceedings could include class action lawsuits and allegations of illegal, unfair, or inconsistent employment practices, including wage and hour, discrimination, harassment, wrongful termination, and vacation and family leave laws; food safety issues including related to food-borne illness, food packaging or food contamination and adverse health effects from consumption of our food; the nutritional content of food sold; disclosure and advertising practices; data security or privacy breaches and other cybersecurity incidents, claims, and allegations; intellectual property infringement; lease issues; violation of the federal securities laws or state corporations law; or other concerns.
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
Insurance may not be available at all or in sufficient amounts with respect to these or other matters. See Note 10 (Commitments and Contingencies) included in Part II, Item 8. “Financial Statements and Supplementary Data.” A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business, financial condition, and results of operations.
If tax laws change or we experience adverse outcomes resulting from examination of our tax returns or disagreements with taxing authorities, it could adversely affect our business, financial condition, and results of operations.
We are subject to federal, state, and local tax laws and regulations in the United States. The application and interpretation of these laws in different jurisdictions affect our operations in complex ways and are subject to change, and some changes may be retroactively applied. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA extended certain provisions of the Tax Cuts and Jobs Act (“TCJA”) that were set to expire for tax years beginning after December 31, 2025 and introduced other significant changes in many areas of tax law that may have a material impact on us. Regulations and other guidance are still forthcoming and there may be additional legislation enacting technical corrections or other changes that may materially change the scope or the application of the OBBBA. Any future changes are highly uncertain, and their impact on us cannot be accurately predicted.
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

Furthermore, under the TCJA, as amended by the Coronavirus Aid, Relief and Economic Security Act and the OBBBA, NOLs generated in taxable years beginning after December 31, 2017, may be utilized to offset no more than 80% of taxable income annually for taxable years beginning after December 31, 2020. For state income tax purposes, there may also be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Current macroeconomic conditions and events, such as inflation, high interest rates, tariffs, a softening labor market and geopolitical tensions, may increase the risk of a recession or may cause consumer sentiment to decline. Guests’ preferences tend to shift to lower-cost alternatives during recessionary periods, other periods in which disposable income is adversely affected, or when consumer sentiment is declining. Therefore, sales volumes in our restaurants could decline if guests choose to reduce the amount they spend on meals, choose to dine out less frequently, or reduce the amount they spend on meals while dining out. The demand for our CPG offerings could also decline. If negative economic conditions persist for a prolonged period or become pervasive, guests’ changes to their discretionary spending behavior that would otherwise be transitory, including the frequency with which they dine out, may become permanent.
Furthermore, we cannot predict the effects that world events, which may include climate disruptions, pandemic or disease outbreak, actual or threatened armed conflicts, including the ongoing armed conflicts in Ukraine and other ongoing geopolitical tensions, terrorist attacks, efforts to combat terrorism, heightened security requirements, or a failure to protect information systems for critical infrastructure could have on our operations, the economy, or guests’ confidence generally. Any of these events could affect guests spending patterns or result in increased costs for us due to heightened security measures we may need to take.
Any of the above factors, or other unfavorable changes in macroeconomic conditions affecting our guests or us, could have an adverse impact on guests’ demand for our food and cause us to, among other things, reduce the number and frequency of new restaurant openings, which could have the effect of having a material adverse effect on our business, financial condition, and results of operations.
We are subject to evolving rules and regulations with respect to sustainability matters.
We are subject to a variety of sustainability-related rules and regulations promulgated by a number of governmental and self-regulatory organizations. Sustainability-related rules and regulations continue to evolve in scope and complexity, and the increase in costs to comply with such evolving rules and regulations, as well as any risk of noncompliance, could adversely impact our business, financial condition, and results of operations. For example, several states in the U.S. have enacted legislation to reduce single use packaging and food serviceware and/or to establish extended producer responsibility programs, which are designed to transfer the cost of disposal to manufacturers or distributors of such products. Evolving rules, regulations and stakeholder expectations increase general and administrative expenses and may divert management’s attention to the consideration and measurement of metrics and standards related to these rules, regulations, and stakeholder expectations. Developing and acting on initiatives within the scope of sustainability, and collecting, measuring, and reporting sustainability-related information and metrics can be costly, difficult and time consuming.
We may communicate certain aspirational initiatives and goals regarding sustainability-related matters to our stakeholders. These aspirational initiatives and goals could be difficult and expensive to quantify and implement. In addition, such aspirational initiatives and goals are subject to risks and uncertainties, many of which may not be foreseeable or may be outside of our control. We may be criticized for the scope or nature of such aspirational initiatives or goals, for any revisions to such initiatives or goals, or for failing, or being perceived to have failed, to achieve such initiatives or goals.
If our sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our, and our industry’s, sustainability-related aspirational goals, it could lead to private, regulatory, or administrative challenges or proceedings, including with respect to our disclosure controls and procedures, as well as adverse publicity, any of which could damage our reputation and our business, financial condition, and results of operations.
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
In addition, our supply chain is subject to increased costs caused by the effects of climate change. Increasing weather volatility and changes in global weather patterns can reduce crop size and crop quality, which could result in decreased availability or higher pricing for our produce and other ingredients. For example, we have experienced periodic shortages in grape tomatoes due to the impact of hurricanes over several of the past years. As a result, we have entered into alternative arrangements to better ensure our supply. These factors are beyond our control and, in many instances, unpredictable. Climate change and government regulation relating to climate change could also result in construction delays for new restaurants and interruptions to the availability or increases in the cost of utilities.
Furthermore, our business could be adversely affected if we are unable to effectively address increased concerns from the public, stockholders, and other stakeholders on climate change and related environmental sustainability and governance matters. See “—We are subject to evolving rules and regulations with respect to sustainability matters.” The ongoing and long-term costs of these impacts related to climate change and other sustainability related issues could have a material adverse effect on our business, financial condition, and results of operations.
Our inability or failure to execute a comprehensive business continuity plan for our Collaboration Center Organization following a disaster or force majeure event could have a material adverse impact on our business.
Our operations depend upon our ability to protect our critical information technology equipment and systems against physical theft and damage from power loss, cybersecurity attacks (including ransomware), improper or unauthorized usage by Team Members, telecommunications failures or other catastrophic events, such as fires, earthquakes, tornadoes and hurricanes, climate change, widespread power outages caused by severe storms, as well as from internal and external security breaches, incidents, malware, viruses, worms, and other disruptive problems. Any damage, failure, or breach of our information systems that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. If we are unable to fully implement our disaster recovery procedures and business continuity plans or if our backup and off-site data recovery locations experience a similar disaster or force majeure event, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations, and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation, and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans may not adequately address all threats we face or protect us from loss.
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
•fluctuations in supply costs, including as a result of inflation and tariffs, particularly for our most significant ingredients, and our inability to offset the higher cost with price increases without adversely impacting guest spending;
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
•tax expenses, asset impairment charges, and non-operating costs; and
•variations in general economic conditions and events, including the impact of inflation, tariffs and high interest rates.
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
As a result of these factors and the differences among our fiscal quarters, our quarterly operating results as well as our key performance measures, such as Same Restaurant Sales and CAVA Restaurant-Level Profit Margin, may fluctuate significantly from quarter to quarter and our results for any one quarter are not indicative of any other quarter.
Risks Related to Our Indebtedness
Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.
As of December 28, 2025, we had no outstanding indebtedness, and $74.1 million of undrawn availability, under our 2022 Credit Facility (as defined below).
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
•engage in mergers or consolidations, or the liquidation or winding up of our or our subsidiaries businesses;
•sell or otherwise dispose of assets;
•amend, or otherwise modify certain indebtedness to the extent such amendments would be materially adverse to the interests of the lenders; and
•engage in certain transactions with affiliates.
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

Our failure to comply with the 2022 Credit Facility or the terms of any future indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, financial condition, and results of operations.
If there were an event of default under the 2022 Credit Facility or under the terms of any future indebtedness, the lenders thereto could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under the 2022 Credit Facility or any future indebtedness if accelerated upon an event of default. Furthermore, if we are unable to repay, refinance, or restructure our 2022 Credit Facility or any future indebtedness, the lenders thereto could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. As a result, any default by us on our debt could have a materially adverse effect on our business, financial condition, and results of operations.
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
In addition, pursuant to Section 404(a) of the Sarbanes Oxley Act (“Section 404(a)”), we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to furnish a report on, among other things, the effectiveness of our internal control over financial reporting. This report will include disclosure, if applicable, of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. In addition, our auditors are required to issue an attestation report on the effectiveness of our internal controls pursuant to Section 404(b) of the Sarbanes Oxley Act. In the event that they are not satisfied with our design or documentation of or our operations under our internal controls, the auditors may issue a report that is adverse.

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
We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(a) or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.
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
We have reserved, or will reserve in the future, shares for issuance under our 2015 Equity Incentive Plan, our Amended and Restated 2023 Equity Incentive Plan (as amended, the “2023 Equity Incentive Plan”) and our employee stock purchase plan (the “ESPP”). Any common stock that we issue, including under the 2015 Equity Incentive Plan, the 2023 Equity Incentive Plan, the ESPP, or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our then-current investors. In the future, we may also issue our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to investors.
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
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of our common stock; and
•the required approval of holders of at least 66 2/3% of our common, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee, or stockholder of the Company to the Company or our stockholders, (iii) action asserting a claim against the Company or any current or former director or officer of the Company arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim governed by the internal affairs doctrine of the State of Delaware. Our amended and restated certificate of incorporation further will provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including any claims under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and accordingly, we cannot be certain that a court would enforce such provision.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have developed a cybersecurity program that evaluates material risks to our business and applies controls in an attempt to help avoid or mitigate them. Our key cybersecurity risks include, among others: brand and reputational damage, business disruption, regulatory and compliance risk, sensitive data loss, and reliance on third parties.
We recognize cybersecurity as an enterprise risk, and accordingly cybersecurity risk has been integrated into our overall risk management process. As part of our overall enterprise risk management process, we have established our management-level Risk Committee, composed of our Chief Information Officer, Chief Information Security Officer, Chief Legal Officer and Chief Financial Officer, among others, which assesses overall risks to the Company based on input from our other business leaders. We have also implemented an incident response process that is overseen by our Chief Information Security Officer, who reports to the Chief Information Officer and is supported by a multi-level incident response process led by our cybersecurity team. This is a documented framework that addresses our processes to assess, identify, and manage material risks from cybersecurity threats and incidents, which are prioritized for response and remediation efforts. Our incident response process includes analysis of the impact of a cybersecurity threat or incident for materiality to ensure proper reporting. We enhance and validate our incident response process through tabletop exercises and engagements with third-party partners.
We engage third parties and auditors to assess our cybersecurity program, including the use of select penetration testing and threat intelligence services, and to assist us in adopting and implementing industry-standard practices to improve our cybersecurity program. We have also retained third parties for cybersecurity incident response engagement in the event that a cybersecurity threat or incident requires capabilities beyond those of our own cybersecurity program. In addition, we have a third-party managed security operations center that provides 24/7 monitoring and alerting, threat intelligence, and posture recommendations. We are members of the Retail and Hospitality Information Sharing and Analysis Center, with more than 300 member companies from the retail, hospitality, and travel industries, which enables us to benchmark our cybersecurity risks, identify and adopt industry-standard practices for our cybersecurity program, subscribe to threat intelligence alerts, and contribute to the collective defense of our industries.
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
While we are subject to cybersecurity threats and attacks like most companies, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed more fully under Item 1A. “Risk Factors,” cybersecurity threats continue to evolve to become more sophisticated and there is a risk that we could experience compromise of our information technology systems and data. Accordingly, while we continue to make significant investment in physical and technological security measures, including third-party services designed to help us anticipate cyber-attacks and prevent breaches, we cannot provide assurance that we will be successful in adequately responding to, or preventing, cyber-attacks. We also maintain cybersecurity insurance that is regularly reviewed to assess whether there is appropriate coverage.
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

Role of Management
We have established a management-level Risk Committee, that is comprised of the Chief Legal Officer, the Chief Information Officer, and Chief Financial Officer, as well as certain of their respective Team Members. The Risk Committee meets on at least a quarterly basis to review enterprise risks, including with respect to cybersecurity, as applicable. The Audit Committee is briefed on enterprise risk, including cybersecurity risk, at least on a quarterly basis by our Chief Legal Officer or a member of their team in coordination with the Chief Information Officer and Chief Financial Officer, or through general updates. In addition, our cybersecurity team, led by the Chief Information Officer, works cross functionally with our legal and other business functions to provide cybersecurity training and, as appropriate, manage cybersecurity risks and incidents.
Our Chief Information Officer and our Chief Information Security Officer each have more than two decades of experience in technology and cybersecurity. The cybersecurity team has related academic degrees, multiple certifications, and real-world experience managing cybersecurity incidents and risks and is responsible for building out the materials for review by leadership.
Item 2. Properties
Our restaurant collaboration center is located in Washington, D.C., where we currently lease approximately 27,000 square feet pursuant to a lease agreement that expires in 2036. In addition, we lease property for our three additional support centers, which are located in Brooklyn, New York, Manhattan, New York, and Plano, Texas; our production facility in Laurel, Maryland; and our food distribution center in Edison, New Jersey. The additional support centers focus primarily on creative content and restaurant and general support functions. We do not currently own any real estate, other than our production facility in Verona, Virginia, and we lease all of our restaurant locations. We believe our facilities are adequate and suitable for our current needs, and that suitable additional or alternative space will be available to accommodate our operations when needed.
Item 3. Legal Proceedings
For information regarding legal proceedings, see Note 10 (Commitments and Contingencies) in our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange under the symbol “CAVA.” As of February 17, 2026, there were approximately 31 stockholders of record. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.
Purchases of Equity Securities by Issuer
None.
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

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*

Among CAVA Group, Inc., the S&P 500 Index
and the S&P 500 Restaurants Index

$300
$250
$200
$150
$100
$50
$0
6/15/23
7/9/23
10/1/23
12/31/23
4/21/24
7/14/24
10/6/24
12/29/24
4/20/25
7/13/25
10/5/25
12/28/25
CAVA Group, Inc.
S&P 500
S&P 500 Restaurants

	June 15, 2023	December 31, 2023	December 29, 2024	December 28, 2025
CAVA	$100.00	$95.79	$254.89	$134.05
S&P 500	100.00	115.17	143.99	169.74
S&P Restaurant 500	100.00	105.32	110.62	110.29
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
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report. For a discussion of the year ended December 29, 2024 compared to December 31, 2023, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 29, 2024 as filed with the SEC on February 26, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report.
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our,” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of December 28, 2025, operates 439 fast-casual CAVA Restaurants in 28 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.
Segments
The Company’s operations are conducted as two operating segments: CAVA and CAVA Foods. CAVA includes the operations of all company-owned CAVA restaurants. CAVA Foods includes the production of dips, spreads, and certain dressing bases used in CAVA restaurants as well as sales from the Company’s CPG business. These segments were determined on the same basis that the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. The CODM does not manage the Company on a consolidated basis.
CAVA Foods is below quantitative thresholds for segment reporting purposes, resulting in CAVA being the Company’s one reportable segment for the periods covered by the consolidated financial statements. The Company’s CPG operations are included in Other. See Item 8. “Financial Statements and Supplementary Data,” Note 13 (Segment Reporting) for more information.
Key Factors Affecting Our Business
We have continued to see growth in revenue, surpassing $1 billion in revenue in fiscal 2025, due to our Net New CAVA Restaurant openings and Same Restaurant Sales growth. In fiscal 2025, we opened 72 Net New CAVA Restaurants, entering new markets such as Indianapolis, South Florida, Pittsburgh, and Detroit. Our 2025 Net New CAVA Restaurants are trending above $3.0 million in AUV demonstrating strong new restaurant productivity and the portability of the brand across the country. CAVA Restaurant-Level Profit Margin remained strong, while making investments in the business to support culinary innovation, Team Member wages, and menu pricing below inflation.
Future results will be impacted by our ability to continue to successfully expand our restaurant base and navigate challenges and uncertainties such as macroeconomic conditions that may impact guest demand, commodity and wage inflation, and supply chain constraints.
Fiscal Calendar and Seasonality
We operate on a 52-week or 53-week fiscal year that ends on the last Sunday of the calendar year. In a 52-week fiscal year, the first fiscal quarter contains sixteen weeks and the second, third and fourth fiscal quarters each contain twelve weeks. In a 53-week fiscal year, the first fiscal quarter contains sixteen weeks, the second and third fiscal quarters each contain twelve weeks, and the fourth fiscal quarter contains thirteen weeks. Fiscal year 2025 and fiscal year 2024 were 52-week periods that ended on December 28, 2025 and December 29, 2024, respectively.

Historically, seasonal factors have caused our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth fiscal quarters due to reduced traffic as a result of colder temperatures and the holiday season.
As a result of these factors and the differences among our fiscal quarters, our quarterly operating results and Same Restaurant Sales, as well as other key performance measures, may fluctuate significantly from quarter to quarter and our results for any one quarter are not indicative of any other quarter.
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
We believe that these key performance measures provide useful information to users of our financial statements in understanding and evaluating our results of operations in the same manner as our management team. The presentation of these key performance measures, including Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Net Income margin, which are non-GAAP financial measures, are not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. See “Non-GAAP Financial Measures” below.
The following table sets forth our key performance measures for the fiscal years indicated:

($ in thousands)	2025	2024	Change
CAVA Revenue	$1,169,286	$954,273	$215,013
Same Restaurant Sales	4.0%	13.4%	(9.4)%
AUV[1]	$2,934	$2,865	$69
CAVA Restaurant-Level Profit	$285,044	$238,113	$46,931
CAVA Restaurant-Level Profit Margin	24.4%	25.0%	(0.6)%
Net New CAVA Restaurant Openings	72	58	14
Digital Revenue Mix	37.9%	36.4%	1.5%
Net income	$63,743	$130,319	$(66,576)
Adjusted EBITDA[2]	$152,760	$126,248	$26,512
Adjusted Net Income[2]	$63,743	$50,219	$13,524
Net income margin	5.4%	13.5%	(8.1)%
Adjusted EBITDA margin[2]	12.9%	13.1%	(0.2)%
Adjusted Net Income margin[2]	5.4%	5.2%	0.2%
__________________
1    Presented on a trailing thirteen period basis. For purposes of calculating AUV for fiscal 2025, the applicable measurement period is the trailing thirteen periods ended December 28, 2025. For purposes of calculating AUV for fiscal 2024, the applicable measurement period is the trailing thirteen periods ended December 29, 2024.
2    See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Net Income margin and reconciliations of Adjusted EBITDA and Adjusted Net Income to net income, the most directly comparable GAAP measure. Adjusted EBITDA margin and Adjusted Net Income margin are Adjusted EBITDA and Adjusted Net Income as a percentage of revenue, respectively.
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
Same Restaurant Sales
Same Restaurant Sales is defined as the period-over-period sales comparison for CAVA restaurants that have been open for 365 days or longer (including converted Zoes Kitchen locations that have been open for 365 days or longer after the completion of the conversion to a CAVA restaurant). We use Same Restaurant Sales to assess the performance of existing CAVA restaurants that have been open for 365 days or longer, as the impact of new restaurant openings is excluded.
Average Unit Volume (AUV)
AUV represents total revenue of operating CAVA Restaurants that were open for the entire trailing thirteen periods and includes sales from Digital Kitchens for such period, divided by the number of operating CAVA Restaurants that were open for the entire trailing thirteen periods. We use AUV to assess and understand changes in guest spending patterns and the overall performance of operating restaurants open for the entire period. AUV is impacted by changes in Guest Traffic, menu prices, and product mix. We gather daily sales data and regularly analyze our Guest Traffic and the mix of menu items sold to aid in developing menu pricing, food offerings, and other strategies designed to grow AUV.
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
CAVA Restaurants
The following table details CAVA Restaurants for the fiscal years indicated:

	2025	2024
Beginning of period	367	309
New CAVA Restaurant openings	73	59
Permanent closure	(1)	(1)
End of period	439	367

Digital Revenue Mix
Digital Revenue Mix represents the portion of CAVA Revenue related to Digital Orders as a percentage of total CAVA Revenue. Digital Orders are those made through our catering and digital channels, such as the CAVA app and the CAVA website, and include orders fulfilled through third-party marketplace and native delivery and Digital Order pick-up. We use Digital Revenue Mix to evaluate and track the effectiveness of our coordinated digital infrastructure and network of delivery partners. We charge increased prices for delivery orders to account for the delivery fees and commissions payable by us to our third-party delivery partners and therefore are generally agnostic between in-restaurant and digital sales, as it relates to profitability.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is net income adjusted to exclude interest income, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, restructuring and other costs, and executive transition costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income.

Adjusted Net Income and Adjusted Net Income Margin

Adjusted Net Income is net income adjusted to exclude the net benefit from the VA Release. Adjusted Net Income margin is Adjusted Net Income as a percentage of revenue. We use Adjusted Net Income and Adjusted Net Income margin to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income to net income.
Components of Results of Operations
Revenue includes sales of food and beverage in our CAVA restaurants and CPG sales.
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
Occupancy consists of restaurant-level occupancy including rent, common area expenses, real estate and other taxes, and disposal fees. Occupancy excludes expenses associated with unopened restaurants, which are recorded in pre-opening costs and expenses related to our collaboration and support centers, which are recorded in general and administrative expenses. Occupancy varies from location to location and is impacted by macroeconomic conditions, including inflation. We expect occupancy to increase in the aggregate as we continue to open new restaurants but to decrease as a percentage of revenue in the long-term as we continue to leverage higher Same Restaurant Sales.
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
Pre-opening costs consist primarily of expenses incurred prior to opening a new restaurant and are made up primarily of manager salaries, payroll and training costs, travel costs, supplies, relocation costs, and recruiting expenses. Pre-opening costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs are expensed as incurred.
Impairment and asset disposal costs consist of losses recognized on the write-down of the carrying value of property and equipment, net and operating lease assets and the loss on disposal of assets.
Interest income, net includes interest income from investments in fixed income debt securities and money market funds, partially offset by cash and non-cash charges related to our 2022 Credit Facility, including the amortization of debt issuance costs.
Provision for (benefit from) income taxes represents federal and state current and deferred income tax expense.

Results of Operations
Our results of operations, on a consolidated basis and by segment, for fiscal 2025 and 2024 are set forth below.
Comparison of Fiscal 2025 and 2024
Consolidated Results
The following table summarizes our consolidated results of operations for the fiscal years indicated:

	2025		2024		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$1,179,664	100.0%	$963,713	100.0%	$215,951	22.4%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	352,778	29.9	284,743	29.5	68,035	23.9
Labor	301,861	25.6	247,490	25.7	54,371	22.0
Occupancy	83,576	7.1	69,851	7.2	13,725	19.6
Other operating expenses	150,982	12.8	119,824	12.4	31,158	26.0
Total restaurant operating expenses	889,197	75.4	721,908	74.9	167,289	23.2
General and administrative expenses	137,462	11.7	120,500	12.5	16,962	14.1
Depreciation and amortization	73,661	6.2	60,355	6.3	13,306	22.0
Restructuring and other costs	—	—	580	0.1	(580)	(100.0)
Pre-opening costs	19,134	1.6	12,197	1.3	6,937	56.9
Impairment and asset disposal costs	4,925	0.4	5,055	0.5	(130)	(2.6)
Total operating expenses	1,124,379	95.3	920,595	95.5	203,784	22.1
Income from operations	55,285	4.7	43,118	4.5	12,167	28.2
Interest income, net	(15,045)	(1.3)	(16,474)	(1.7)	1,429	(8.7)
Other income, net	(469)	—	(318)	—	(151)	47.5
Income before taxes	70,799	6.0	59,910	6.2	10,889	18.2
Provision for (benefit from) income taxes	7,056	0.6	(70,409)	(7.3)	77,465	(110.0)
Net income	$63,743	5.4%	$130,319	13.5%	$(66,576)	(51.1)%
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA Segment. Refer to “CAVA Segment Results” below for more information.
General and Administrative Expenses
The increase in general and administrative expenses was primarily due to investments to support future growth, including our CAVA Connect conference, higher equity-based compensation, and executive transition costs, partially offset by lower performance-based incentive compensation. As a percentage of revenue, general and administrative expenses decreased primarily due to leverage from higher sales and the net impact of the items noted above.
Depreciation and Amortization
The increase in depreciation and amortization was primarily driven by the addition of assets from 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2024 and technology improvements.
Pre-opening Costs
The increase in pre-opening costs was due to a higher volume of new CAVA restaurants under construction and higher costs on a per unit basis.

Interest Income, Net
The decrease in interest income, net, was due to lower interest rates on investments in fixed income debt securities and money market funds in the current year, partially offset by higher balances in these investments.
Provision For (Benefit From) Income Taxes
The effective income tax rate for fiscal 2025 was 10.0%, which includes the permanent benefit associated with the vesting of restricted stock units (“RSUs”) and exercise of stock options above grant date fair values. The effective tax rate for fiscal 2024 was not meaningful due to the impact of the valuation allowance. The benefit from income taxes in fiscal 2024 was primarily driven by the VA Release. Excluding the net benefit of the VA Release of $80.1 million, the effective tax rate in fiscal 2024 would have been 16.2%. The permanent benefit associated with equity-based compensation was higher in fiscal 2025 compared with fiscal 2024 primarily due to a higher stock price on the applicable dates that RSUs vested and stock options were exercised.
Net Income
Our net income decreased primarily due to the benefit of the VA Release in the prior year and higher depreciation and amortization, partially offset by higher operating performance.
CAVA Segment Results
The following table summarizes the results of the CAVA segment for the fiscal years indicated:

	2025		2024		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Restaurant revenue	$1,169,286	100.0%	$954,273	100.0%	$215,013	22.5%
Restaurant operating expenses (excluding depreciation and amortization):
Food, beverage, and packaging	348,684	29.8	279,741	29.3	68,943	24.6
Labor	301,861	25.8	247,490	25.9	54,371	22.0
Occupancy	83,576	7.1	69,851	7.3	13,725	19.6
Other operating expenses	150,121	12.8	119,078	12.5	31,043	26.1
Total restaurant operating expenses	884,242	75.6	716,160	75.0	168,082	23.5
Restaurant-level profit	$285,044	24.4%	$238,113	25.0%	$46,931	19.7%
CAVA Revenue
The increase in CAVA Revenue was primarily due to a $175.5 million increase from the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2024. The remainder of the increase in CAVA Revenue was driven by growth in Same Restaurant Sales of 4.0%, which consists of 2.4% from menu price and product mix and 1.6% from Guest Traffic.
CAVA Food, Beverage, and Packaging
The increase in CAVA food, beverage, and packaging was primarily due to a $53.8 million increase from the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2024. The remainder of the increase was primarily due to Same Restaurant Sales growth of 4.0%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the launch of grilled steak in the second quarter of fiscal 2024, the impact of tariffs, and our limited-time only chicken shawarma offering in the third and fourth quarters of fiscal 2025.
CAVA Labor
The increase in CAVA labor was primarily due to the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2024. The remainder of the increase was primarily due to the impact of higher average hourly wages of approximately 2%. As a percentage of CAVA Revenue, CAVA labor decreased due to the impact of higher sales, partially offset by the aforementioned incremental wage investments.

CAVA Occupancy
The increase in CAVA occupancy was primarily due to the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2024. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA Other Operating Expenses
The increase in CAVA other operating expenses was primarily due to the 130 Net New CAVA Restaurant Openings during or subsequent to fiscal 2024 and Same Restaurant Sales growth of 4.0%. As a percentage of CAVA Revenue, CAVA other operating expenses increased due to a higher mix of third-party delivery, insurance costs, and other individually insignificant items, partially offset by operating leverage associated with higher sales.
Other Results
The following table summarizes remaining activity primarily related to our CPG operations for the fiscal years indicated:

	2025		2024		Change
($ in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$10,378	100.0%	$9,440	100.0%	$938	9.9%
Food, beverage, and packaging	4,094	39.4	5,002	53.0	(908)	(18.2)
Other operating expenses	861	8.3	746	7.9	115	15.4
The increases noted above were primarily a result of increased CPG sales. As a percentage of revenue, food, beverage, and packaging decreased due to operational efficiencies realized since the commencement of operations at our facility in Verona, VA in the first quarter of fiscal 2024.
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
The following table provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin:

(in thousands)	2025	2024
Net income	$63,743	$130,319
Non-GAAP Adjustments
Interest income, net	(15,045)	(16,474)
Provision for (benefit from) income taxes	7,056	(70,409)
Depreciation and amortization	73,661	60,355
Equity-based compensation	18,057	17,140
Other income, net	(469)	(318)
Impairment and asset disposal costs	4,925	5,055
Restructuring and other costs	—	580
Executive transition costs[1]	832	—
Adjusted EBITDA	$152,760	$126,248

Revenue	$1,179,664	$963,713
Net income margin[2]	5.4%	13.5%
Adjusted EBITDA margin	12.9%	13.1%
__________________
1    Includes costs associated with the separation of the Company’s Chief Operations Officer.
2    Net income margin for fiscal 2024 includes the impact of the $80.1 million benefit from the VA Release.

The following table provides a reconciliation of net income to Adjusted Net Income and net income margin to Adjusted Net Income margin:

(in thousands)	2025	2024
Net income	$63,743	$130,319
Non-GAAP Adjustments
Tax benefit from VA Release	—	(80,100)
Adjusted Net Income	$63,743	$50,219

Revenue	$1,179,664	$963,713
Net income margin[1]	5.4%	13.5%
Adjusted Net Income margin	5.4%	5.2%
__________________
1    Net income margin for fiscal 2024 includes the impact of the $80.1 million benefit from the VA Release.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short- and long-term basis are for the expansion of our restaurant base, working capital, and other capital expenditures including investments in technology and the expansion of our manufacturing capabilities. Total capital expenditures for fiscal 2026 are expected to be higher than fiscal 2025.
We believe that cash provided by operating activities and existing cash on hand, together with amounts available under our 2022 Credit Facility, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future, including our expected capital expenditures for expansion of our CAVA restaurant base, operating lease obligations, and other working capital obligations. See Item 8. “Financial Statements and Supplementary Data,” Note 7 (Debt) and Note 9 (Leases) to our consolidated financial statements for more information. Our sources of liquidity could be affected by factors described Part I, Item 1A. “Risk Factors”. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Overview
We had cash and cash equivalents of $282.9 million and $366.1 million as of December 28, 2025 and December 29, 2024, respectively. In addition, we had investments in fixed income debt securities of $110.1 million as of December 28, 2025. For fiscal 2025, our operations were funded from cash flows from operations. Our principal uses of liquidity for fiscal 2025 were to fund new restaurant openings and working capital needs.
Cash Flows
The following table summarizes our cash flows for the fiscal years indicated:

			Change
($ in thousands)	2025	2024	$	%
Net cash provided by operating activities	$184,840	$161,027	$23,813	14.8%
Net cash used in investing activities	(273,038)	(108,131)	(164,907)	152.5%
Net cash provided by (used in) financing activities	4,995	(19,204)	24,199	(126.0)%
Net change in cash and cash equivalents	$(83,203)	$33,692	$(116,895)	N/M
__________________
N/M        Data not meaningful
Operating Activities
The increase in net cash provided by operating activities was primarily due to improved operating performance, partially offset by working capital changes.

Investing Activities
The increase in net cash used in investing activities was primarily due to launching an investment portfolio of fixed income debt securities to optimize returns on our cash balance, higher capital expenditures related to new CAVA restaurant openings, and an investment in a convertible promissory note described in Item 8. “Financial Statements and Supplementary Data,” Note 4 (Investments).
Financing Activities
The change in net cash provided by (used in) financing activities was primarily due to decreased tax withholding obligations arising from the vesting of RSUs.
Material Cash Commitments
The following table summarizes current and long-term material cash requirements as of December 28, 2025, which we expect to fund primarily with operating cash flows:

	Payments Due by Fiscal Year
(in thousands)	Total	2026	2027-2028	2029-2030	Thereafter
Operating leases[1]	$624,878	$77,297	$154,614	$137,963	$255,004
Purchase obligations[2]	22,064	22,064	—	—	—
__________________
1    Refer to Item 8. “Financial Statements and Supplementary Data,” Note 9 (Leases) for more information on our operating leases.
2    Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. We have excluded agreements that are cancellable without penalty. The majority of our purchase obligations relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Credit Facility
Refer to Item 8. “Financial Statements and Supplementary Data,” Note 7 (Debt), for a description of our 2022 Credit Facility. The Company expects to amend and upsize its 2022 Credit Facility in the first quarter of 2026. In connection with the closing of the amendment, the Company does not expect to immediately borrow funds under the new credit facility.
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
The Company has assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective positive evidence evaluated is the cumulative income earned over the most recent three-year period. Such objective evidence in addition to other subjective evidence, such as our projections for future growth, supports a more likely than not conclusion that all deferred tax assets will be realized. On the basis of this evaluation, the full valuation allowance was released in fiscal 2024, as further described in Item 8. “Financial Statements and Supplementary Data,” Note 7 (Income Taxes). For fiscal 2025, the Company continues to maintain this conclusion. Key assumptions utilized within the projections include the Company’s sales, growth rates, gross margins, operating expenses in relation to the current economic conditions and the Company’s future expectations, market competition, inflation, consumer trends, and other relevant economic factors. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective positive evidence in the form of cumulative income is no longer present.
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
While we generally seek to offset any wage increases with operational efficiencies and by leveraging Same Restaurant Sales, such measures may not fully offset any wage increases and we may seek to increase our menu prices. We cannot assure you that we will be able to fully offset wage increases through any of these measures.
Effects of Inflation
Inflation impacts our restaurant operating expenses. While we have been able to partially offset inflation and other changes in operating expenses by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed without any resulting change to traffic frequency or purchasing patterns. In addition, there can be no assurance that we will generate Same Restaurant Sales in an amount sufficient to offset inflationary or other cost pressures.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 28, 2025, we had $282.9 million of cash and cash equivalents consisting of bank accounts, money market funds, and other cash equivalent investments and $110.1 million of investments in fixed income debt securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical decrease of 100 basis points to current prevailing market rates applied to our cash and cash equivalents and investments balances as of December 28, 2025, would result in a decrease of $3.9 million in investment income over a twelve month period. Further, we are exposed to interest rate risk because interest on borrowings under our 2022 Credit Facility bear interest based on a variable rate. At December 28, 2025, we had no borrowings outstanding under our 2022 Credit Facility. Assuming our 2022 Credit Facility were to be fully drawn, a 100 basis point increase to the applicable variable rate of interest would increase our interest expense by approximately $0.7 million.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	56
Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024	59
Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2025, December 29, 2024, and December 31, 2023	60
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 28, 2025, December 29, 2024, and December 31, 2023	61
Consolidated Statements of Preferred Stock and Stockholders’ Equity for the Fiscal Years Ended December 28, 2025, December 29, 2024, and December 31, 2023	62
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2025, December 29, 2024, and December 31, 2023	63
Notes to Consolidated Financial Statements	65
Note 1. Nature of Operations	65
Note 2. Basis of Presentation and Significant Accounting Policies	65
Note 3. Revenue	70
Note 4. Investments	70
Note 5. Fair Value	71
Note 6. Supplemental Balance Sheet Information	72
Note 7. Debt	73
Note 8. Income Taxes	73
Note 9. Leases	76
Note 10. Commitments and Contingencies	77
Note 11. Equity-based Compensation	77
Note 12. Earnings Per Share	79
Note 13. Segment Reporting	80
Note 14. Subsequent Events	81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of CAVA Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CAVA Group, Inc. and subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive income, preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 24, 2026
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of CAVA Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CAVA Group, Inc. and subsidiaries (the “Company”) as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
McLean, Virginia
February 24, 2026

CAVA GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	December 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$282,917	$366,120
Trade accounts receivable, net	6,324	4,799
Other accounts receivable	12,664	8,197
Investments at fair value (amortized cost of $109,951)	110,112	—
Inventories	9,017	7,600
Prepaid expenses and other	10,039	7,438
Total current assets	431,073	394,154
Property and equipment, net	457,501	372,902
Operating lease assets	389,417	321,832
Goodwill	1,944	1,944
Intangible assets, net	1,779	1,355
Deferred income taxes	65,393	71,537
Other long-term assets	12,920	5,945
Total assets	$1,360,027	$1,169,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,488	$25,573
Accrued expenses and other	76,635	69,822
Operating lease liabilities, current	48,534	37,241
Total current liabilities	162,657	132,636
Operating lease liabilities	417,714	341,467
Total liabilities	580,371	474,103
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.0001 per share; 2,500,000 authorized; 116,127 and 115,093 issued and outstanding, respectively	12	12
Treasury stock, at cost; 1,431 shares	(34,377)	(34,377)
Additional paid-in capital	1,067,504	1,047,275
Accumulated deficit	(253,601)	(317,344)
Accumulated other comprehensive income	118	—
Total stockholders’ equity	779,656	695,566
Total liabilities and stockholders’ equity	$1,360,027	$1,169,669

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share amounts)	December 28, 2025	December 29, 2024	December 31, 2023
Revenue	$1,179,664	$963,713	$728,700
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	352,778	284,743	213,458
Labor	301,861	247,490	187,326
Occupancy	83,576	69,851	58,319
Other operating expenses	150,982	119,824	89,251
Total restaurant operating expenses	889,197	721,908	548,354
General and administrative expenses	137,462	120,500	101,491
Depreciation and amortization	73,661	60,355	47,433
Restructuring and other costs	—	580	6,080
Pre-opening costs	19,134	12,197	15,718
Impairment and asset disposal costs	4,925	5,055	4,899
Total operating expenses	1,124,379	920,595	723,975
Income from operations	55,285	43,118	4,725
Interest income, net	(15,045)	(16,474)	(8,852)
Other income, net	(469)	(318)	(471)
Income before taxes	70,799	59,910	14,048
Provision for (benefit from) income taxes	7,056	(70,409)	768
Net income	$63,743	$130,319	$13,280
Earnings per share
Basic	$0.55	$1.14	$0.22
Diluted	$0.54	$1.10	$0.21
Weighted-average common shares outstanding:
Basic	115,804	114,292	60,512
Diluted	118,278	118,273	63,448

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Net income	$63,743	$130,319	$13,280
Other comprehensive income, net of tax
Unrealized gain on investments	118	—	—
Total other comprehensive income, net of tax	118	—	—
Comprehensive income	$63,861	$130,319	$13,280

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY

	Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 25, 2022	95,204	$662,308	1,409	$—	886	$(6,619)	$19,059	$(460,943)	$—	$(448,503)
Equity-based compensation	—	—	—	—	—	—	9,360	—	—	9,360
Shares purchased under equity plans	—	—	116	—	—	—	1,353	—	—	1,353
RSU vesting	—	—	568	—	—	—	—	—	—	—
Tax withholding on equity-based compensation awards	—	—	(200)	—	200	(3,108)	—	—	—	(3,108)
Proceeds from initial public offering, net of underwriting fees and offering costs of $29.3 million	—	—	16,611	1	—	—	336,110	—	—	336,111
Conversion of preferred stock	(95,204)	(662,308)	95,204	10	—	—	662,299	—	—	662,309
Net income	—	—	—	—	—	—	—	13,280	—	13,280
Balance—December 31, 2023	—	$—	113,708	$11	1,086	$(9,727)	$1,028,181	$(447,663)	$—	$570,802
Equity-based compensation	—	—	—	—	—	—	13,603	—	—	13,603
Shares purchased under equity plans	—	—	830	—	—	—	5,491	—	—	5,491
RSU vesting	—	—	900	1	—	—	—	—	—	1
Tax withholding on equity-based compensation awards	—	—	(345)	—	345	(24,650)	—	—	—	(24,650)
Net income	—	—	—	—	—	—	—	130,319	—	130,319
Balance—December 29, 2024	—	$—	115,093	$12	1,431	$(34,377)	$1,047,275	$(317,344)	$—	$695,566
Equity-based compensation	—	—	—	—	—	—	15,234	—	—	15,234
Shares purchased under equity plans	—	—	367	—	—	—	4,995	—	—	4,995
RSU vesting	—	—	667	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	63,743	—	63,743
Other comprehensive income, net of tax	—	—	—	—	—	—	$—	—	118	118
Balance—December 28, 2025	—	$—	116,127	$12	1,431	$(34,377)	$1,067,504	$(253,601)	$118	$779,656

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$63,743	$130,319	$13,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,661	60,355	47,433
Unrealized gain on convertible promissory note	(291)	—	—
Equity-based compensation	15,234	13,603	9,360
Deferred income taxes	6,102	(71,616)	50
Impairment and asset disposal costs	4,925	5,055	4,899
Changes in operating assets and liabilities:
Trade accounts receivable	(1,525)	(1,137)	(835)
Other accounts receivable	(4,467)	26	(3,315)
Inventories	(1,417)	(1,963)	(498)
Prepaid expenses and other	(5,001)	(3,362)	60
Operating lease assets	(67,976)	(32,494)	(20,521)
Accounts payable	9,434	8,903	2,549
Accrued expenses and other	4,819	10,791	19,123
Operating lease liabilities	87,599	42,547	25,516
Net cash provided by operating activities	184,840	161,027	97,101
Cash flows from investing activities:
Purchases of property and equipment	(158,699)	(108,131)	(138,806)
Purchases of debt securities	(134,664)	—	—
Investment in convertible promissory note	(5,000)	—	—
Proceeds from principal payments on debt securities	25,325	—	—
Net cash used in investing activities	(273,038)	(108,131)	(138,806)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	6,000
Payments on long-term debt	—	—	(6,000)
Tax withholding on equity-based compensation awards	—	(24,650)	(3,108)
Shares purchased under equity plans	4,995	5,491	1,353
Proceeds from initial public offering, net of underwriting fees of $22.8 million	—	—	342,604
Offering costs paid	—	—	(5,384)
Payment of loan acquisition fees	—	—	(372)
Payments on finance lease obligations	—	(45)	(85)
Net cash provided by (used in) financing activities	4,995	(19,204)	335,008
Net change in cash and cash equivalents	(83,203)	33,692	293,303
Cash and cash equivalents - beginning of year	366,120	332,428	39,125
Cash and cash equivalents - end of year	$282,917	$366,120	$332,428

	Fiscal Year Ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Supplemental Disclosure of Cash Flow Information:
Cash paid for fees and interest related to long-term debt	$164	$211	$330
Cash paid for income taxes	1,672	2,533	116
Change in accrued purchases of property and equipment	4,475	(986)	584
Conversion of redeemable preferred stock into common stock in connection with initial public offering	—	—	662,309

The accompanying notes are an integral part of these consolidated financial statements.

CAVA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of December 28, 2025, operates 439 fast-casual CAVA Restaurants in 28 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Initial Public Offering—On June 20, 2023, the Company completed an initial public offering (the “IPO”) of 16.6 million shares of common stock at a price of $22.00 per share, which included 2.2 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $22.8 million and offering expenses of $6.5 million, the Company received net proceeds from the offering of $336.1 million. In connection with the IPO, the Company issued 95.2 million shares of common stock, par value $0.0001 per share, of the Company upon conversion on a one-for-one basis of all outstanding shares of its Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock, each of which had a par value of $0.0001 per share in connection with the Company’s IPO. Conversion of the preferred stock into shares of common stock occurred automatically. As of December 28, 2025 and December 29, 2024 there were no outstanding shares of preferred stock.
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
Fiscal Year—The Company operates on a 52-week or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal years ended December 28, 2025 (“fiscal 2025”) and December 29, 2024 (“fiscal 2024”) each contain 52 weeks, and the fiscal year ended December 31, 2023 (“fiscal 2023”) contains 53 weeks. In a 52-week fiscal year, the first fiscal quarter contains sixteen weeks and the second, third, and fourth fiscal quarters each contain twelve weeks. In a 53-week fiscal year, the first fiscal quarter contains sixteen weeks, the second and third fiscal quarters each contain twelve weeks, and the fourth fiscal quarter contains thirteen weeks.
Use of Estimates—The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the evaluation of a potential valuation allowance on deferred tax assets, equity-based compensation, lease accounting matters, impairment of long-lived assets including right-of-use assets, and legal liabilities. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase, and deposits in transit from credit card processers, to be cash equivalents. Cash and cash equivalents are maintained with financial institutions and, at times, the amount on deposit may exceed the amount of insurance provided on such deposits. Interest earned on cash and cash equivalents is presented within interest income, net in the accompanying consolidated statements of operations.
Accounts Receivable—Trade accounts receivable primarily relates to revenues from CPG sales, third-party delivery, and catering. Other accounts receivable primarily relates to amounts due from landlords. The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. The Company recorded an allowance for doubtful accounts as of December 28, 2025 and December 29, 2024 of approximately $0.1 million.
Investments—Investments consists of a portfolio of fixed income debt securities classified as available-for-sale and carried at fair value. The difference between amortized cost, net of any credit loss allowances, and fair value is reflected as a component of accumulated other comprehensive income, net of tax. Interest earned on investments is presented within interest income, net in the accompanying consolidated statements of operations.
Inventories—Inventories consist of food, beverage, paper goods, finished goods, raw materials, packaging, and supplies, and are stated at the lower of cost, as determined on a first-in, first-out method, or net realizable value.
Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method based on the following estimated lives:

Property and Equipment	Useful life
Leasehold improvements	Shorter of lease term or estimated asset life
Building	39 years
Equipment and vehicles	5-7 years
Furniture and fixtures	7 years
Computer hardware and software	3-5 years
Expenditures for improvements that extend the useful life of an asset are capitalized. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in impairment and asset disposal costs in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred and presented within other operating expenses in the accompanying consolidated statements of operations.
The Company capitalizes certain internal costs, including payroll and payroll-related costs, for employees directly associated with development and construction of future restaurants that are considered probable to open. These costs are included in property and equipment, net and depreciated over the shorter of the lease term or the estimated life of the related asset. The Company also capitalizes payroll and payroll-related costs directly associated with the development and implementation of technology. These costs are included in property and equipment, net and are depreciated over the estimated life of the related computer hardware and software. The Company capitalized internal payroll costs related to new restaurant construction and technology activities of $9.0 million, $6.0 million, and $5.6 million during fiscal 2025, 2024, and 2023, respectively.
Leases—We lease all of our restaurants, our production facility in Laurel, Maryland, our food distribution center in Edison, New Jersey, our restaurant collaboration center in Washington, D.C., and our support centers in Brooklyn, New York, Manhattan, New York, and Plano, Texas under various non-cancelable lease agreements that expire on various dates through 2041. At inception of a lease, we determine its classification as an operating or financing lease. All of our restaurant leases are classified as operating leases. Restaurants are located on sites leased from third parties. When determining the lease term, the Company considers reasonably certain option periods.
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
Goodwill and Intangible Assets—Related to the acquisition of CAVA Foods, LLC in 2015, the Company recorded goodwill of $1.9 million. Intangible assets not subject to amortization consist of purchased trademarks of $0.8 million and $0.6 million of other intangibles. Intangible assets subject to amortization consist of favorable lease assets and licenses to reproduce artwork. These assets are amortized on a straight‑line basis over their estimated useful lives. The useful life of favorable lease assets corresponds to the related lease term, and the useful life of artwork reproduction licenses corresponds to the contractual license period, which is typically two years. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually or when impairment indicators are present. Impairment is measured as the excess of the carrying value over the fair value of the goodwill and intangible assets.
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
The Company recorded impairment charges, which are presented in impairment and asset disposal costs in the accompanying consolidated statements of operations, of $1.3 million in each of fiscal 2025 and 2023 as further described in Note 5 (Fair Value).
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
Gift Cards—Revenue related to the sale of gift cards is deferred until the gift card is redeemed. Deferred gift card revenue is included in accrued expenses and other in the accompanying consolidated balance sheets. Gift cards do not carry an expiration date; therefore, customers can redeem their gift cards for products indefinitely and the Company does not deduct non-usage fees from outstanding gift card balances. A portion of gift cards that are not expected to be redeemed are recognized as breakage over time in proportion to gift card redemptions. Revenue recognized from gift card breakage was immaterial in fiscal 2025, 2024, and 2023.
Loyalty Program—CAVA Rewards members generally earn points for every dollar spent. Points can be redeemed for various rewards, which consist of free food and beverage items. Points expire if an account is inactive for a period of 180 days, and earned rewards converted from points expire 60 days after they are issued.

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
Advertising and Marketing Costs—Advertising and marketing costs are expensed as incurred. Advertising and marketing costs totaled $14.4 million, $8.8 million, and $6.1 million during fiscal 2025, 2024, and 2023, respectively, and are distributed among general and administrative expenses, other operating expenses, and pre-opening costs in the accompanying consolidated statements of operations.
Pre-opening Costs—Pre-opening costs primarily consist of expenses incurred prior to opening a new restaurant and are made up primarily of manager salaries, payroll and training costs, travel costs, supplies, relocation costs, and recruiting expenses. Pre-opening costs also include occupancy costs recorded during the period between the date of possession and the date we begin operations at a location. Pre-opening costs are expensed as incurred.
Income Taxes—The Company is taxed as a C corporation under which income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities, reflecting the impact of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company’s historical and forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2023, the Company had recorded a full valuation against its deferred tax assets. The full valuation was released in fiscal 2024, as described in Note 8 (Income Taxes).
The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant tax authorities in the jurisdictions in which the Company operates. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company did not have any uncertain tax positions as of December 28, 2025 and December 29, 2024.
The Company’s primary tax jurisdiction is in the United States. Generally, federal, state, and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of December 28, 2025.
Equity-based Compensation—The Company has issued stock options and RSUs under its equity incentive plans and purchase rights under its employee stock purchase plan (“ESPP”). Equity-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the requisite service period. Equity-based compensation expense is based on awards outstanding and forfeitures are recognized as they occur.
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
Earnings per share—Basic earnings per share (“basic EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share (“diluted EPS”)

adjusts basic EPS for the impact of potentially dilutive shares using the treasury stock method. Potentially dilutive shares include outstanding stock options, non-vested RSUs, and purchase rights granted under the ESPP. In periods in which there is a loss, potentially dilutive securities are not included in the calculation of diluted EPS as their impact would be anti-dilutive.
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
Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, including money market securities, accounts receivable, and accounts payable, approximates fair value. For information regarding assets measured at fair value on a recurring and non-recurring basis, refer to Note 5 (Fair Value).
Contingencies—The Company is subject to various claims, lawsuits, governmental investigations, and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability and recognizes an expense for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimating liabilities and costs associated with these matters requires significant judgment.
Recently Adopted Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The Company adopted the guidance beginning with its consolidated financial statements for the fiscal year ended December 28, 2025 which did not have a significant impact to its financial statement disclosures.
Recently Issued Accounting Standards—In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregation, in tabular presentation, of certain income statement expenses into different categories, such as purchases of inventory, employee compensation, and depreciation. The FASB issued an update in January 2025, ASU 2025-01, which clarifies the effective date of ASU 2024-03. The amendment is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal 2027), with early adoption permitted, and may be applied on a retrospective basis. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.
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

3.    REVENUE
The Company’s revenue was as follows for the fiscal years indicated:

(in thousands)	2025	2024	2023
Restaurant revenue	$1,169,286	$954,273	$720,927
CPG revenue and other	10,378	9,440	7,773
Revenue	$1,179,664	$963,713	$728,700
Revenue from the redemption of the Company’s gift cards and loyalty program is included in restaurant revenue.
Changes in the CAVA Rewards and gift card liabilities, which are included in accrued expenses and other on the accompanying consolidated balance sheets, were as follows for the fiscal years indicated:

(in thousands)	2025	2024	2023
CAVA Rewards and gift card liabilities, beginning balance	$6,736	$4,096	$3,265
Revenue deferred - gift card purchases and CAVA Rewards points earned	16,790	14,767	11,620
Revenue recognized - redemptions and breakage	(16,751)	(12,127)	(10,789)
CAVA Rewards and gift cards liabilities, ending balance	$6,775	$6,736	$4,096

4.    INVESTMENTS
Fixed income debt securities
The Company’s investments in fixed income debt securities were as follows:

	December 28, 2025
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Loss	Estimated Fair Value
Asset backed	$13,790	$18	$—	$13,808
Commercial deposits	3,089	2	—	3,091
Commercial paper	2,306	1	—	2,307
Corporate bonds	64,423	96	—	64,519
U.S. government bonds	26,343	44	—	26,387
Total	$109,951	$161	$—	$110,112
In determining credit losses on its investments in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability, and stock performance. Based on the Company’s review of its investments in an unrealized loss position, it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at December 28, 2025. As of December 28, 2025, the Company did not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any investments before recovery of their amortized cost basis.

Investments in fixed income debt securities by contractual maturities were as follows:

	December 28, 2025
(in thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$84,263	$84,386
1.0 to 2.0 years	15,399	15,425
2.0 to 3.0 years	9,247	9,257
More than 3.0 years	1,042	1,044
Total	$109,951	$110,112
Note Receivable
In the second quarter of fiscal 2025, the Company made a $5.0 million investment in a convertible promissory note of Hyphen Technologies, Inc. (the “Note Receivable”), which develops and provides automated makelines designed to improve the speed and efficiency of food production. The Company intends to test this technology in its digital business. The Company is committed to making an additional investment of $5.0 million upon the achievement of a predefined milestone event. This contingent investment will be made in the form of a convertible promissory note at terms that are substantially similar to the Note Receivable. Refer to Note 14 (Subsequent Events) for more information. The Note Receivable is presented within other long-term assets on the accompanying consolidated balance sheet. Refer to Note 5 (Fair Value) for more information. As of December 28, 2025, the Company’s estimated fair value of the Note Receivable was $5.3 million. The change in estimated fair value is recognized as a component of other income, net in the accompanying statement of operations.
5.    FAIR VALUE
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
Note Receivable
The Company has elected to account for the Note Receivable described in Note 4 (Investments) under the fair value option. As a result, the embedded conversion feature, which would otherwise require bifurcation, is not accounted for separately. The fair value of the Note Receivable is determined under a market approach utilizing Level 3 inputs such as estimates of the equity value of the underlying business, volatility, and a probability-weighted expected time to exit.
The fair value of the Company’s assets that are measured on a recurring basis was as follows:

(in thousands)	December 28, 2025
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$13,808	$—	$13,808
Commercial deposits	—	3,091	—	3,091
Commercial paper	—	2,307	—	2,307
Corporate bonds	—	64,519	—	64,519
U.S. government bonds	26,387	—	—	26,387
Fixed income debt securities	$26,387	$83,725	$—	$110,112

Note Receivable	$—	$—	$5,291	$5,291

Assets Measured at Fair Value on a Non-recurring Basis
Assets recognized or disclosed at fair value in the accompanying consolidated financial statements on a nonrecurring basis may include items such as property and equipment, net, operating lease assets, goodwill, and intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
The following table presents impairment charges by reportable segment and asset disposal costs recognized during the fiscal years indicated:

(in thousands)	2025	2024	2023
Impairment charges
CAVA	$1,253	$—	$547
Other	—	—	745
Total impairment	1,253	—	1,292
Total asset disposal costs	3,672	5,055	3,607
Total impairment and asset disposal costs	$4,925	$5,055	$4,899
Impairment charges within the CAVA segment relate to certain operating lease assets and property and equipment, net. Impairment charges within Other relate to the Company’s Zoes Kitchen conversion strategy. The fair value of these assets was determined using an income approach (discounted cash flow method), which was measured using Level 3 inputs. Unobservable inputs include the discount rate and projected restaurant revenues and expenses. Asset disposal costs primarily relate to normal course replacement of certain assets in our restaurants in all fiscal years presented, the impact of Hurricane Helene on one of our restaurants in North Carolina in fiscal 2024, and the Zoes Kitchen conversion strategy as described in Note 13 (Segment Reporting) in fiscal 2023.

6.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Property and equipment, net
The Company’s property and equipment, net, were as follows:

(in thousands)	December 28, 2025	December 29, 2024
Land	$600	$600
Building	24,049	24,042
Leasehold improvements	425,580	332,312
Equipment	132,017	107,995
Furniture and fixtures	22,400	20,860
Computer hardware and software	63,818	54,217
Construction in progress	42,195	27,725
Total property and equipment, gross	710,659	567,751
Less accumulated depreciation	(253,158)	(194,849)
Total property and equipment, net	$457,501	$372,902
Construction in progress includes new restaurant openings and technology improvements.
Intangible assets, net
The increase in intangible assets, net, during fiscal 2025, was primarily due to three favorable lease assets recognized in connection with an asset acquisition supporting the Company’s new restaurant openings.

Accrued expenses and other
The Company’s accrued expenses and other were as follows:

(in thousands)	December 28, 2025	December 29, 2024
Accrued payroll and payroll taxes	$29,415	$30,272
Accrued capital purchases	9,509	7,514
Sales and use tax payable	4,524	4,024
Gift card and loyalty liabilities	6,775	6,736
Other accrued expenses	26,412	21,276
Total accrued expenses and other	$76,635	$69,822

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
As of December 28, 2025, available borrowing capacity under the 2022 Credit Facility was $74.1 million, net of $0.9 million of outstanding letters of credit. The 2022 Credit Facility contains lender approved, uncommitted incremental revolving credit capacity of up to an aggregate amount of $25.0 million. The 2022 Credit Facility has a five-year term and matures on March 11, 2027. As of December 28, 2025, the Company had unamortized loan origination fees of $0.3 million related to the 2022 Credit Facility recorded within other long-term assets on the accompanying consolidated balance sheet.
Interest on loans under the 2022 Credit Facility is based on the one, three or six months Adjusted Term Secured Overnight Financing Rate (as described in the 2022 Credit Facility), as applicable, plus an applicable margin of 1.50% to 2.50% based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the 2022 Credit Facility). The Company also has the ability to draw overnight borrowings for which interest rates are calculated based on the Alternative Base Rate (as defined in the 2022 Credit Facility). The Company had no borrowings under the 2022 Credit Facility as of December 28, 2025 and December 29, 2024.
The 2022 Credit Facility is unconditionally guaranteed by our domestic restricted subsidiaries, other than immaterial subsidiaries and other excluded subsidiaries. The 2022 Credit Facility is secured, subject to permitted liens and other exceptions, by a first-priority security interest in substantially all of the tangible and intangible assets of the borrower and the guarantors and a first-priority pledge of the capital stock of each domestic restricted subsidiary of the borrower and the guarantors, subject to certain exceptions.
The 2022 Credit Facility includes customary restrictions on our ability to undertake certain transactions, including limitations on additional indebtedness, creation of liens, dividend payments and payments of other indebtedness, investments and transactions with affiliates. The 2022 Credit Facility also includes financial maintenance covenants that require compliance with certain financial ratios or liquidity levels on a quarterly basis. The availability of certain baskets and the ability to enter into certain transactions may be subject to compliance with such ratios or levels. In addition, the 2022 Credit Facility contains other customary representations and warranties, affirmative and negative covenants, and events of default. As of December 28, 2025, the Company was in compliance with these financial maintenance and other covenants.

8.    INCOME TAXES
At December 29, 2024, the Company assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets (“DTAs”). A significant piece of objective positive evidence evaluated was the cumulative income earned over the three-year period ended December 29, 2024. Such objective evidence, in addition to forecasted future taxable income and available tax planning strategies that could be implemented, were determined to support that it is more likely than not the existing DTAs will be realized. On the basis of this evaluation, as of December 29, 2024, the valuation allowance against the DTAs of $83.7 million was fully released. As of December 28, 2025 management determined that no valuation allowance was required.
Disaggregation of pre-tax income and provision for (benefit from) income taxes consists of the following:

(in thousands)	2025	2024	2023
Income before taxes
U.S.	$70,799	$59,910	$14,048
Total income before taxes	$70,799	$59,910	$14,048

Provision for (benefit from) income taxes
Current tax expense
U.S. federal	$20	$—	$—
U.S. state and local	934	1,207	718
Total	954	1,207	718
Deferred tax expense (benefit)
U.S. federal	5,793	(56,021)	20
U.S. state and local	309	(15,595)	30
Total deferred tax expense	6,102	(71,616)	50
Provision for (benefit from) income taxes	$7,056	$(70,409)	$768
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to income before taxes for the reasons set forth below:

	2025
(in thousands)	$	%
Income tax expense at federal statutory rate	$14,868	21.0%
Nontaxable and nondeductible items, net
Equity-based compensation	(9,543)	(13.5)%
Other	744	1.1%
State and local income taxes, net of federal effect[1]	987	1.4%
Provision for income taxes	$7,056	10.0%
__________________
1    State taxes in California and Texas made up greater than 50% of the tax effect in this category.

As previously disclosed for fiscal 2024 and fiscal 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

(in thousands)	2024	2023
Income tax expense at federal statutory rate	$12,581	$2,950
State income tax expense	5,931	996
Decrease in valuation allowance	(83,662)	(4,699)
Deferred taxes	—	1,032
Equity-based compensation	(5,251)	(556)
Nondeductible executive compensation	227	915
Other permanent adjustments	(235)	130
(Benefit from) provision for income taxes	$(70,409)	$768
As a result of the release of the valuation allowance in fiscal 2024, the Company recorded a deferred tax liability related to the federal tax impact of its state deferred tax assets, which resulted in an increase to income tax expense of $3.6 million in fiscal 2024 presented within state income tax expense in the table above. The effective income tax rate in fiscal 2025 and 2024 includes a permanent benefit associated with equity-based compensation, which impacts federal and state taxes.
The following table presents the Company’s deferred tax assets and liabilities:

(in thousands)	December 28, 2025	December 29, 2024
Deferred tax assets:
Net operating loss	$63,731	$52,797
Operating lease liabilities	120,373	97,358
Equity-based compensation	1,660	1,226
Other	5,368	5,705
Net deferred tax assets	191,132	157,086
Deferred tax liabilities:
Operating lease assets	(100,537)	(82,737)
Property and equipment	(25,202)	(2,812)
Net deferred tax liabilities	(125,739)	(85,549)
Total net deferred tax assets	$65,393	$71,537
Income taxes paid (net of refunds) were as follows:

(in thousands)	2025
California	$942
Massachusetts	156
Texas	310
Other	264
Total U.S. state and local	$1,672
The Company had available as of December 28, 2025, $270.5 million and $142.9 million of unused federal and state net operating loss carryforwards, respectively. Under the Tax Cuts and Jobs Act of 2017, net operating losses may be carried forward indefinitely. However, net operating losses arising in tax years that begin after December 31, 2017, are limited to 80% of the respective future year’s taxable income. In addition, net operating loss carryforwards may be limited in situations where there is a change in the Company’s ownership. The Company has performed an analysis to substantiate existing net operating loss carryforwards are available for use related to historical changes in the Company’s ownership. The Company’s federal net operating losses generated before December 31, 2017, have all been utilized as of December 29, 2024. State net operating losses expire over varying intervals in the future.
On July 4, 2025, the United States Congress enacted H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), introducing significant amendments to the U.S. tax legislation, including extensions and modifications to provisions of the Tax Cuts and Jobs Act. The OBBBA contains multiple effective dates, with certain provisions applicable beginning in 2025 and others phased in over subsequent years. The increase in deferred tax liabilities related to property and equipment, as seen in the table above, is associated with the reinstatement of 100% bonus depreciation. The Company will continue to monitor future administrative guidance and regulatory developments that may clarify the application of the OBBBA’s provisions.

9.    LEASES
The weighted average remaining lease term and discount rate were as follows as of the period indicated:

	December 28, 2025	December 29, 2024
Weighted average remaining lease term (years)	8.5	8.2
Weighted average discount rate	6.63%	6.26%
The components of lease cost were as follows for the fiscal years indicated:

(in thousands)	Classification	2025	2024	2023
Operating lease cost[1]	Occupancy, General and administrative expenses	$61,494	$52,573	$44,201
Pre-opening lease cost	Pre-opening costs	6,591	3,867	4,296
Closed restaurant lease cost	Other income, net, Restructuring and other costs	95	97	558
Short-term lease cost	General and administrative expenses	428	328	364
Variable lease cost	Occupancy	2,321	2,695	1,421
Sublease income	Other income, net	(347)	(470)	(479)
Total lease cost		$70,582	$59,090	$50,361
__________________
1    Excludes $13.5 million, $10.6 million, and $9.4 million in fiscal 2025, 2024, and 2023, respectively, relating to variable real estate taxes, insurance, and common area maintenance costs.

Supplemental disclosures of cash flow information related to leases were as follows for the fiscal years indicated:

(in thousands)	2025	2024	2023
Cash paid for operating lease liabilities	$64,842	$58,172	$48,739
Operating lease assets obtained in exchange for operating lease liabilities	108,467	66,820	43,985
Derecognition of operating lease assets due to termination or impairment	391	109	4,946

Refer to Note 5 (Fair Value) for a description of impairment charges that included a reduction to operating lease assets in fiscal 2025 and 2023.

Future minimum lease payments by fiscal year for operating leases consist of the following as of December 28, 2025:

(in thousands)	Operating Leases
2026	$77,297
2027	79,551
2028	75,063
2029	70,856
2030	67,107
Thereafter	255,004
Total	624,878
Less: imputed interest	158,630
Operating lease liabilities (current and non-current)	$466,248
As of December 28, 2025, future minimum lease payments excluded $146.5 million relating to legally binding leases executed but not yet commenced.

10.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of December 28, 2025 and December 29, 2024, the Company had six and four irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.9 million and $0.7 million, respectively. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
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
Investments—Refer to Note 4 (Investments) and Note 14 (Subsequent Events) for information regarding the Company’s commitment related to an investment in a convertible promissory note.

11.    EQUITY-BASED COMPENSATION
2023 Equity Incentive Plan—The Amended and Restated 2023 Equity Incentive Plan (as amended, the “2023 Plan”) reserved 9.4 million authorized shares of the Company’s common stock for issuance to employees, directors, and consultants through stock options (both incentive and non-qualified), restricted shares of our common stock, RSUs, performance stock units, and other equity-based awards tied to the value of our shares. The number of shares reserved for issuance under the 2023 Plan will automatically increase on the first day of each fiscal year commencing on December 30, 2024 (first day of fiscal 2025) by a number of shares equal to the lesser of (i) 1% of the then-outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (ii) a lesser number of shares as determined by our Board of Directors. As of December 28, 2025, 8.4 million shares were available for issuance under the 2023 Plan, which includes 1.2 million from an automatic increase on December 30, 2024 (the first day of fiscal 2025). The Board of Directors approved no increase to the plan reserve on December 29, 2025 (the first day of fiscal 2026).
2015 Equity Incentive Plan—Prior to the Company’s IPO, the Company granted incentive stock options, non-qualified stock options, and restricted stock unit awards to employees, directors, and consultants under the 2015 Equity Incentive Plan (the “2015 Plan”). Following effectiveness of the 2023 Equity Incentive Plan in connection with our IPO, no further awards will be granted under the 2015 Plan; however, awards outstanding under the 2015 Plan will continue to be governed by their existing terms.
During fiscal 2025, 2024, and 2023 the Company recognized compensation expense (including applicable payroll taxes) related to awards under the equity incentive plans and the 2023 ESPP (as defined below) of $18.1 million, $17.1 million, and $9.6 million, respectively. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.
Stock Options—Prior to the IPO, under the 2015 Plan, our Board of Directors determined the option exercise price and granted all stock options at exercise prices that were equal to or exceeded the fair value of the common stock on the date of grant. The terms of all stock options may not exceed 10 years. Vesting terms are determined by our Board of Directors and generally vest annually in equal installments over four years of continuous service, except for 0.6 million options that were granted to the Company’s CEO in connection with the IPO that vest over five years of continuous service.
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 29, 2024	2,264	$13.96	6.9	$227,328
Granted	107	95.03
Exercised	(311)	6.19
Forfeited or expired	(83)	28.48
Outstanding - December 28, 2025	1,977	$18.96	6.4	$84,660

Exercisable - December 28, 2025	1,139	$12.70	5.6
Vested and expected to vest - December 28, 2025	1,977	$18.96	6.4	$84,660
As of December 28, 2025, there was $9.0 million of unrecognized compensation costs related to option awards. This cost is expected to be recognized over a weighted-average period of 2.5 years. The aggregate intrinsic value of options exercised during fiscal 2025, 2024, and 2023, was $25.1 million, $99.3 million, and $1.1 million, respectively.
The following table reflects the weighted-average assumptions utilized in the Black-Scholes option pricing model during the fiscal years indicated:

	2025	2024	2023
Expected term (in years)[1]	6.2	6.3	6.4
Volatility[2]	49.2%	46.7%	46.0%
Risk-free interest rate	4.1%	4.1%	3.8%
Dividend rate	—%	—%	—%
Weighted-average grant date fair value per share	$50.14	$24.47	$9.98
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

A summary of the Company’s restricted stock unit activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 29, 2024	1,636	$14.79	$187,109
Granted	154	91.50
Vested	(667)	12.74
Forfeited	(152)	23.36
Non-vested - December 28, 2025	971	$27.01	$58,406
As of December 28, 2025, there was $18.8 million of unrecognized compensation expense related to RSU awards. This cost is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant date fair value of RSUs during fiscal 2024 and 2023 was $63.24 and $17.52, respectively. The aggregate fair value of shares vested during fiscal 2025, 2024, and 2023 was $68.0 million, $64.8 million, and $8.5 million, respectively.
2023 Employee Stock Purchase Plan—In connection with the IPO, the Company’s Board of Directors adopted the 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The 2023 ESPP authorizes issuance of 1.8 million shares of common stock to the Company’s employees of which 1.6 million were available for issuance as of December 28, 2025. The number of shares available for issuance under the 2023 ESPP will automatically increase on the first day of each fiscal year commencing on January 1, 2024 (the first day of the fiscal year following the fiscal year in which the effective date of the 2023 ESPP falls in) by the lesser of (i) a number of shares such that the aggregate number of shares available for grant under the 2023 ESPP immediately following such increase will be equal to 1% of the outstanding common stock of the Company on the last day of the immediately preceding fiscal year and (ii) a lower number of shares of our common stock as determined by the Board of Directors.
The 2023 ESPP allows eligible employees to acquire shares of the Company’s common stock through payroll deductions over offering periods that are approximately six months. The per share purchase price is equal to 85% of the lesser of the fair market value of a share of the Company’s common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. During fiscal 2025, the Company issued less than 0.1 million shares under the 2023 ESPP.
12.    EARNINGS PER SHARE
The following table sets forth the computation of earnings per share for the fiscal years indicated:

(in thousands, except per share amounts)	2025	2024	2023
Net income	$63,743	$130,319	$13,280
Weighted-average common shares outstanding:
Basic	115,804	114,292	60,512
Dilutive awards	2,474	3,981	2,936
Diluted	118,278	118,273	63,448
Earnings per share:
Basic	$0.55	$1.14	$0.22
Diluted	$0.54	$1.10	$0.21
The Company excluded the following potential common shares, presented based on amounts outstanding at the end of each period, from the computation of diluted earnings per share as the impact would have been anti-dilutive for the fiscal years indicated:

(in thousands)	2025	2024	2023
Stock options	85	1	—
Restricted stock units	104	1	—
Total common stock equivalents	189	2	—

13.    SEGMENT REPORTING
The Company’s operations are conducted as two operating segments: CAVA and CAVA Foods. CAVA includes the operations of all company-owned CAVA restaurants. CAVA Foods includes the production of dips, spreads, and certain dressing bases used in CAVA restaurants as well as sales from the Company’s CPG. Prior to completion of the conversion strategy described below, in fiscal 2023, the Company operated a third segment, Zoes Kitchen, which included the operations of all Zoes Kitchen locations. These segments were determined on the same basis that the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. The CODM does not manage the Company on a consolidated basis. CAVA Foods and, in fiscal 2023, Zoes Kitchen are below quantitative thresholds for segment reporting purposes, resulting in CAVA being the Company’s one reportable segment for the periods covered by the consolidated financial statements. Other includes the Company’s CPG sales from CAVA Foods, and in fiscal 2023, the remaining activity of previously operated Zoes Kitchen locations.
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

The following table presents financial information about the Company’s reportable segment and includes reconciliations of reportable segment revenue to consolidated revenue and reportable segment restaurant-level profit to income before taxes for the fiscal years indicated:

(in thousands)	2025	2024	2023
CAVA Revenue	$1,169,286	$954,273	$717,060

Reconciliation of reportable segment revenue to consolidated revenue:
Other revenue[1]	10,378	9,440	11,640
Total consolidated revenue	$1,179,664	$963,713	$728,700

Significant CAVA segment expenses
Food, beverage, and packaging	$348,684	$279,741	$208,237
Labor	301,861	247,490	185,820
Occupancy	83,576	69,851	57,811
Other operating expenses[2]	150,121	119,078	87,704
Total CAVA segment expenses	884,242	716,160	539,572

CAVA restaurant-level profit	285,044	238,113	177,488

Reconciliation of total reportable segment restaurant-level profit to income before income taxes:
Other non-reportable segment profit[1]	(5,423)	(3,692)	(2,858)
General and administrative expenses	137,462	120,500	101,491
Depreciation and amortization	73,661	60,355	47,433
Restructuring and other costs	—	580	6,080
Pre-opening costs	19,134	12,197	15,718
Impairment and asset disposal costs	4,925	5,055	4,899
Interest income, net	(15,045)	(16,474)	(8,852)
Other income, net	(469)	(318)	(471)
Income before taxes	$70,799	$59,910	$14,048
__________________
1    In fiscal 2025 and fiscal 2024, Other revenue and Other non-reportable segment profit include activity from the Company’s CAVA Foods operating segment. In fiscal 2023, Other revenue consists of $7.8 million from CAVA Foods and $3.9 million from the closed Zoes Kitchen operating segment. Other non-reportable segment profit in fiscal 2023 consists of $3.0 million from CAVA Foods and a $0.2 million loss from Zoes Kitchen.
2    Other operating expenses includes all other restaurant-level operating expenses, such as kitchen supplies, utilities, repairs and maintenance, travel costs, credit card and bank fees, recruiting, third-party delivery service fees, and marketing expenses.
14.    SUBSEQUENT EVENTS
On February 2, 2026, the milestone condition described in Note 4 (Investments) was achieved. As a result, the Company is obligated to fund an additional $5.0 million investment in the form of a convertible promissory note within 30 days of such event.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2025, which is included herein.
Item 9B. Other Information
During the twelve weeks ended December 28, 2025, no directors and officers of the Company (as defined in Rule16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as such term is defined in Item 408 of Regulation S-K of the Securities Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2025.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from the definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2025.
Part IV
Item 15. Exhibits and Financial Statement Schedules
1.All Financial Statements
The following consolidated financial statements filed as part of this report are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024
•Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2025, December 29, 2024, and December 31, 2023
•Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 28, 2025, December 29, 2024, and December 31, 2023
•Consolidated Statements of Preferred Stock and Stockholders’ Equity for the Fiscal Years Ended December 28, 2025, December 29, 2024, and December 31, 2023
•Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2025, December 29, 2024, and December 31, 2023
2.Financial Statement Schedules
No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.Exhibits

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
4.1
Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

10.1†	CAVA Group, Inc. 2023 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).
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

10.6†
Employment Agreement between CAVA Group, Inc. and Kelly Costanza, effective as of May 20, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

10.7
Separation Agreement by and between Jennifer Somers and CAVA Holding Company, executed September 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2025.

10.8†	Amended and Restated Offer of Employment between CAVA Group, Inc, and Doug Thompson, effective as of January 9, 2026.	X
10.9
Credit Agreement, dated as of March 11, 2022, by and among CAVA Group, Inc., as the borrower, JPMorgan Chase Bank, N.A., as administrative agent, an issuing bank and swingline lender, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.1
Amendment No. 1 to the Credit Agreement, dated as of April 22, 2022, among CAVA Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.11
Amendment No. 2 to the Credit Agreement, dated as of February 15, 2023, among CAVA Group, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.12
Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 26, 2021, by and among CAVA Group, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).

10.13†	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on May 19, 2023).
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

19.1	Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).
21.1	Subsidiaries of the Company.	X
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	CAVA Group, Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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
Name: Tricia Tolivar
Title: Chief Financial Officer (principal financial officer)
Date: February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934 the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2026.

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