Form 10-Q
period 2026-04-19
CAVA GROUP, INC.
filed 2026-05-20
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 19, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 116,473,856 shares of common stock outstanding as of May 12, 2026.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Adjusted EBITDA” is defined as net income adjusted to exclude interest income, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other income, net, impairment and asset disposal costs, and executive transition costs, in each case, to the extent applicable in a given fiscal period. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA for the periods presented;
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
“CAVA Restaurant-Level Profit Margin” represents CAVA Restaurant-Level Profit as a percentage of CAVA Revenue;
“CAVA Restaurants” is defined to include all CAVA restaurants and Hybrid Kitchens that are open or temporarily closed as of the end of the specific period. CAVA Restaurants exclude restaurants operating under license agreements and Digital Kitchens;
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
“Net New CAVA Restaurant Openings” is defined as new CAVA restaurant openings during a specified reporting period, net of any permanent CAVA restaurant closures during the same period; and
“Same Restaurant Sales” is defined as the period-over-period sales comparison for CAVA restaurants that have been open for 365 days or longer.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify, including those described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (our “Annual Report”). Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following: we operate in a highly competitive industry; our future growth depends on our ability to open new restaurants while managing our growth effectively and maintaining our culture, and our historical growth may not be indicative of our future growth; we may not be able to successfully identify appropriate locations and develop and expand our operations in existing and new markets; new restaurants may not be profitable and may negatively affect sales at our existing locations; negative changes in guest perception of our brand could negatively impact our business; our efforts to market our restaurants and brand may not be successful; food safety issues and food-borne illness concerns may harm our business; if we are unable to maintain or increase prices, our margins may decrease; the growth of our business depends on our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings; we are subject to risks associated with leasing property; we may not be able to successfully expand our digital and delivery business, which is subject to risks outside of our control; our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business; we may not realize the anticipated benefits from past and potential future acquisitions, investments, or other strategic initiatives; we may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations; our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations; we may not successfully optimize, operate, and manage our production facilities; we may experience shortages, delays, or interruptions in the delivery of food items and other products; we may face increases in food, commodity, energy, and other costs; we may face increases in labor costs, labor shortages, and difficulties in our ability to identify, hire, train, motivate, and retain the right team members; our success depends on our ability to attract, develop, and retain our management team and key team members; security breaches of our information systems or data including in relation to the electronic processing of credit and debit card transactions, the CAVA app, or confidential guest or team member information (including personal information) may adversely affect our business; our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity; we rely heavily on information technology systems, and failures of, or interruptions in, or not effectively scaling and adapting our information technology systems could harm our business; we are subject to extensive laws and regulatory requirements, and failure to comply with, or changes in, these laws or regulations could have an adverse impact on our business; economic factors and guest behavior trends, which are uncertain and largely beyond our control, may adversely affect guests’ behavior and our ability to maintain or increase sales at our restaurants; we are subject to evolving rules and regulations with respect to sustainability matters; climate change and volatile adverse weather conditions could adversely affect our restaurant sales or results of operations; and each of the other factors set forth in “Part I—Item 1A. Risk Factors” in our Annual Report, and in other reports filed with the United States Securities and Exchange Commission, all of which are available on the investor relations page of our website at investor.cava.com.
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

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	April 19, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$295,771	$282,917
Trade accounts receivable, net	10,752	6,324
Other accounts receivable	9,949	12,664
Investments at fair value (amortized cost of $107,219 and $109,951, respectively)	107,189	110,112
Inventories	9,259	9,017
Prepaid expenses and other	11,780	10,039
Total current assets	444,700	431,073
Property and equipment, net	479,081	457,501
Operating lease assets	416,998	389,417
Goodwill	1,944	1,944
Intangible assets, net	1,764	1,779
Deferred income taxes	59,087	65,393
Other long-term assets	19,360	12,920
Total assets	$1,422,934	$1,360,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,333	$37,488
Accrued expenses and other	81,144	76,635
Operating lease liabilities, current	53,042	48,534
Total current liabilities	167,519	162,657
Operating lease liabilities	445,445	417,714
Total liabilities	612,964	580,371
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001 per share; 2,500,000 shares authorized; 116,409 and 116,127 issued and outstanding, respectively	12	12
Treasury stock, at cost; 1,431 shares	(34,377)	(34,377)
Additional paid-in capital	1,074,392	1,067,504
Accumulated deficit	(230,035)	(253,601)
Accumulated other comprehensive (loss) income	(22)	118
Total stockholders’ equity	809,970	779,656
Total liabilities and stockholders’ equity	$1,422,934	$1,360,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Sixteen Weeks Ended
(in thousands, except per share amounts)	April 19, 2026	April 20, 2025
Revenue	$438,270	$331,826
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	127,678	97,559
Labor	111,551	84,562
Occupancy	29,857	24,408
Other operating expenses	57,992	41,234
Total restaurant operating expenses	327,078	247,763
General and administrative expenses	51,590	41,394
Depreciation and amortization	25,466	20,811
Pre-opening costs	6,161	4,481
Impairment and asset disposal costs	2,718	1,667
Total operating expenses	413,013	316,116
Income from operations	25,257	15,710
Interest income, net	(4,082)	(4,617)
Other income, net	(700)	(27)
Income before taxes	30,039	20,354
Provision for (benefit from) income taxes	6,473	(5,353)
Net income	$23,566	$25,707

Earnings per share:
Basic	$0.20	$0.22
Diluted	$0.20	$0.22
Weighted-average common shares outstanding:
Basic	116,341	115,525
Diluted	118,316	118,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Sixteen Weeks Ended
(in thousands)	April 19, 2026	April 20, 2025
Net income	$23,566	$25,707
Other comprehensive loss, net of tax
Unrealized loss on investments	(140)	(71)
Total other comprehensive loss, net of tax	(140)	(71)
Comprehensive income	$23,426	$25,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—December 29, 2024	115,093	$12	1,431	$(34,377)	$1,047,275	$(317,344)	$—	$695,566
Equity-based compensation	—	—	—	—	4,483	—	—	4,483
Shares purchased under equity plans	163	—	—	—	489	—	—	489
RSU vesting	400	—	—	—	—	—	—	—
Net income	—	—	—	—	—	25,707	—	25,707
Other comprehensive loss, net of tax	—	—	—	—	—	—	(71)	(71)
Balance—April 20, 2025	115,656	$12	1,431	$(34,377)	$1,052,247	$(291,637)	$(71)	$726,174

Balance—December 28, 2025	116,127	$12	1,431	$(34,377)	$1,067,504	$(253,601)	$118	$779,656
Equity-based compensation	—	—	—	—	6,672	—	—	6,672
Shares purchased under equity plans	32	—	—	—	216	—	—	216
RSU vesting	250	—	—	—	—	—	—	—
Net income	—	—	—	—	—	23,566	—	23,566
Other comprehensive loss, net of tax	—	—	—	—	—	—	(140)	(140)
Balance—April 19, 2026	116,409	$12	1,431	$(34,377)	$1,074,392	$(230,035)	$(22)	$809,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Sixteen Weeks Ended
(in thousands)	April 19, 2026	April 20, 2025
Cash flows from operating activities:
Net income	$23,566	$25,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,466	20,811
Unrealized gain on convertible promissory note	(424)	—
Equity-based compensation	6,672	4,483
Deferred income taxes	6,356	(5,353)
Impairment and asset disposal costs	2,718	1,667
Changes in operating assets and liabilities:
Trade accounts receivable	(4,428)	(2,468)
Other accounts receivable	2,715	(367)
Inventories	(242)	320
Prepaid expenses and other	(2,178)	(3,648)
Operating lease assets	(28,414)	(26,481)
Accounts payable	(4,171)	(1,705)
Accrued expenses and other	3,764	(8,231)
Operating lease liabilities	32,665	33,842
Net cash provided by operating activities	64,065	38,577
Cash flows from investing activities:
Purchases of property and equipment	(48,581)	(35,875)
Purchases of debt securities	(37,071)	(80,450)
Proceeds from principal payments on debt securities	40,049	489
Investment in convertible promissory note	(5,000)	—
Net cash used in investing activities	(50,603)	(115,836)
Cash flows from financing activities:
Shares purchased under equity plans	216	489
Debt refinancing costs	(824)	—
Net cash (used in) provided by financing activities	(608)	489
Net change in cash and cash equivalents	12,854	(76,770)
Cash and cash equivalents - beginning of year	282,917	366,120
Cash and cash equivalents - end of period	$295,771	$289,350

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$296	$1,280
Change in accrued purchases of property and equipment	761	4,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of April 19, 2026, the Company operated 459 fast-casual CAVA Restaurants in 29 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.
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
The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year.
Recently Adopted Accounting Standards—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The Company adopted the guidance beginning with its consolidated financial statements for the fiscal year ended December 28, 2025. The adoption of this guidance did not have a significant impact to the Company’s financial statement disclosures.
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

2.    REVENUE
The Company’s revenue was as follows:

	Sixteen Weeks Ended
(in thousands)	April 19, 2026	April 20, 2025
Restaurant revenue	$434,392	$328,482
CPG revenue and other	3,878	3,344
Revenue	$438,270	$331,826
Revenue from the redemption of the Company’s gift cards and loyalty program is included in restaurant revenue.
Changes in the CAVA Rewards and gift card liabilities, which are included in accrued expenses and other on the accompanying unaudited condensed consolidated balance sheets, were as follows:

	Sixteen Weeks Ended
(in thousands)	April 19, 2026	April 20, 2025
CAVA Rewards and gift card liabilities, beginning balance	$6,775	$6,736
Revenue deferred - gift card purchases and CAVA Rewards points earned	5,763	4,455
Revenue recognized - redemptions and breakage	(6,650)	(4,752)
CAVA Rewards and gift cards liabilities, ending balance	$5,888	$6,439
3.     INVESTMENTS
Fixed income debt securities
The Company’s investments in fixed income debt securities were as follows:

	April 19, 2026
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Losses	Estimated Fair Value
Asset backed	$14,139	$4	$(6)	$14,137
Commercial deposits	3,160	1	(1)	3,160
Commercial paper	3,969	—	(3)	3,966
Corporate bonds	58,312	33	(41)	58,304
U.S. government bonds	27,639	5	(22)	27,622
Total	$107,219	$43	$(73)	$107,189

	December 28, 2025
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Losses	Estimated Fair Value
Asset backed	$13,790	$18	$—	$13,808
Commercial deposits	3,089	2	—	3,091
Commercial paper	2,306	1	—	2,307
Corporate bonds	64,423	96	—	64,519
U.S. government bonds	26,343	44	—	26,387
Total	$109,951	$161	$—	$110,112
In determining credit losses on its investments in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability, and stock performance. Based on the Company’s review of its investments in an unrealized loss position, it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at April 19, 2026 or December 28, 2025. As of April 19, 2026 and December 28, 2025, the Company

did not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any investments before recovery of their amortized cost basis.
Investments in fixed income debt securities by contractual maturities were as follows:

	April 19, 2026
(in thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$65,073	$65,084
1.0 to 2.0 years	30,293	30,265
2.0 to 3.0 years	11,706	11,693
More than 3.0 years	147	147
Total	$107,219	$107,189
Note Receivable
In the second quarter of fiscal 2025, the Company made a $5.0 million investment in a convertible promissory note of Hyphen Technologies, Inc., which develops and provides automated makelines designed to improve the speed and efficiency of food production. The Company is currently testing this technology in its digital business. During the sixteen weeks ended April 19, 2026, upon the achievement of a predefined milestone event, the Company made an additional $5.0 million investment in a convertible promissory note at terms substantially similar to the initial investment (collectively, the “Note Receivable”).
The Note Receivable is presented within other long-term assets on the accompanying unaudited condensed consolidated balance sheet. Refer to Note 4 (Fair Value) for more information. As of April 19, 2026 and December 28, 2025, the Company’s estimated fair value of the Note Receivable was $10.7 million and $5.3 million, respectively. The increase in the estimated fair value was primarily attributable to the additional investment described above, with the remaining increase recognized as a component of other income, net in the accompanying unaudited condensed consolidated statement of operations.
4.    FAIR VALUE
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

The fair value of the Company’s assets that are measured on a recurring basis was as follows:

(in thousands)	April 19, 2026
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$14,137	$—	$14,137
Commercial deposits	—	3,160	—	3,160
Commercial paper	—	3,966	—	3,966
Corporate bonds	—	58,304	—	58,304
U.S. government bonds	27,622	—	—	27,622
Fixed income debt securities	$27,622	$79,567	$—	$107,189

Note Receivable	$—	$—	$10,715	$10,715

(in thousands)	December 28, 2025
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$13,808	$—	$13,808
Commercial deposits	—	3,091	—	3,091
Commercial paper	—	2,307	—	2,307
Corporate bonds	—	64,519	—	64,519
U.S. government bonds	26,387	—	—	26,387
Fixed income debt securities	$26,387	$83,725	$—	$110,112

Note Receivable	$—	$—	$5,291	$5,291
Assets Measured at Fair Value on a Non-recurring Basis—Assets recognized or disclosed at fair value in the accompanying unaudited condensed consolidated financial statements on a nonrecurring basis may include items such as property and equipment, net, operating lease assets, goodwill, and intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the sixteen weeks ended April 19, 2026 and April 20, 2025, the Company recorded asset impairments of $1.7 million and $1.1 million, respectively, related to certain of the Company’s restaurants, which utilized nonrecurring fair value measurements. The fair value of these assets was determined using an income approach (discounted cash flow method), which was measured using Level 3 inputs. Unobservable inputs include projected restaurant revenues and expenses and the discount rate.
5.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Property and equipment, net
The Company’s property and equipment, net, were as follows:

(in thousands)	April 19, 2026	December 28, 2025
Land	$600	$600
Building	24,061	24,049
Leasehold improvements	447,706	425,580
Equipment and other	138,187	132,017
Furniture and fixtures	22,793	22,400
Computer hardware and software	67,481	63,818
Construction in progress	52,956	42,195
Total property and equipment, gross	753,784	710,659
Less accumulated depreciation	(274,703)	(253,158)
Total property and equipment, net	$479,081	$457,501
Construction in progress includes new restaurant openings and technology improvements.

Accrued expenses and other
The Company’s accrued expenses and other were as follows:

(in thousands)	April 19, 2026	December 28, 2025
Accrued payroll and payroll taxes	$33,186	$29,415
Accrued capital purchases	10,253	9,509
Sales and use tax payable	3,555	4,524
Gift card and loyalty liabilities	5,888	6,775
Other accrued expenses	28,262	26,412
Total accrued expenses and other	$81,144	$76,635
6.    DEBT
On March 20, 2026, the Company entered into Amendment No. 3 to the Credit Agreement dated March 11, 2022 (as amended, the “Credit Facility”), with JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 3 among other things, extended the maturity date from March 11, 2027 to March 20, 2031 and increased aggregate revolving commitments from $75.0 million to $150.0 million. Interest rates on loans under the Credit Facility are based on either: (i) the base rate plus an applicable margin ranging from 0.00% to 1.25% per annum or (ii) the Term Secured Overnight Financing Rate plus an applicable margin ranging from 1.00% to 2.25% per annum, in each case based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the Credit Facility). The Company is also required to pay a commitment fee for unused amounts under the Credit Facility, which ranges from 0.20% to 0.30% based on the Total Rent Adjusted Net Leverage Ratio. The Credit Facility is unconditionally guaranteed by the Company’s domestic restricted subsidiaries other than certain excluded subsidiaries and is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets of the Company and the guarantors and a first-priority pledge of the capital stock of each subsidiary guarantor. The Credit Facility includes customary affirmative and negative covenants and events of default.
As of April 19, 2026, the Company had no borrowings under the Credit Facility and available borrowing capacity of $149.1 million, net of $0.9 million of outstanding letters of credit. As of April 19, 2026, the Company was in compliance with all financial and other covenants.
7.    INCOME TAXES
Income taxes for the sixteen weeks ended April 19, 2026 have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective income tax rate for the sixteen weeks ended April 19, 2026 was 21.5%, which includes the impact of a $2.2 million reduction to income tax expense associated with equity-based compensation. The effective tax rate for the sixteen weeks ended April 20, 2025 was a benefit of 26.3% due to a $10.7 million reduction to income tax expense associated with equity-based compensation.
8.    LEASES
The Company leases all of its CAVA Restaurants, its Digital Kitchens, its production facility in Laurel, Maryland, its food distribution center in Edison, New Jersey, its restaurant collaboration center in Washington, D.C., and its support centers in Brooklyn, New York, Manhattan, New York, and Plano, Texas. The Company determines if a contract contains a lease at inception and determines the classification of a lease, if necessary. Typically, restaurant leases have initial terms of 10 years and include five-year renewal options.
Supplemental disclosures of cash flow information related to leases were as follows:

	Sixteen Weeks Ended
(in thousands)	April 19, 2026	April 20, 2025
Cash paid for operating lease liabilities	$23,510	$15,910
Operating lease assets obtained in exchange for operating lease liabilities	42,441	38,146
Derecognition of operating lease assets due to termination or impairment	833	302

9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of April 19, 2026 and December 28, 2025, the Company had six irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.9 million. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
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
10.    EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense (including applicable payroll taxes) of $7.7 million during the sixteen weeks ended April 19, 2026, and $6.7 million during the sixteen weeks ended April 20, 2025, related to its equity incentive plans and employee stock purchase plan, recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Stock Options
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 28, 2025	1,977	$18.96	6.4	$84,660
Exercised	(32)	6.68
Forfeited or expired	(30)	36.76
Outstanding - April 19, 2026	1,915	$18.89	6.1	$145,339

Exercisable - April 19, 2026	1,256	$13.97	5.4
Vested and expected to vest - April 19, 2026	1,915	$18.89	6.1	$145,339
As of April 19, 2026, unrecognized compensation expense related to option awards was $7.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units (“RSUs”)
During the first quarter of fiscal 2026, the Company granted RSUs that vest in equal annual installments over three years, subject to continued service. Historically, RSUs vested in equal annual installments over four years. The change in vesting term applies to awards granted in fiscal 2026 and does not modify the vesting terms of previously granted awards.
A summary of the Company’s RSU activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 28, 2025	971	$27.01	$58,406
Granted	230	84.52
Vested	(250)	18.56
Forfeited	(43)	45.95
Non-vested - April 19, 2026	908	$43.00	$86,060
As of April 19, 2026, unrecognized compensation expense related to RSU awards was $32.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Performance-Based Restricted Stock Units (“PSUs”)
During the first quarter of fiscal 2026, the Company granted PSUs that vest at the end of a three-year performance period based on the achievement of specified performance conditions and subject to continued service. The number of shares that may be earned ranges from 0% to 200% of target, depending on actual performance against the applicable metrics. Compensation cost is recognized over the requisite service period based on the grant-date fair value of the awards and the number of awards expected to vest.
A summary of the Company’s PSU activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 28, 2025	—	$—	$—
Granted	80	84.74
Forfeited	(4)	84.74
Non-vested - April 19, 2026	76	$84.74	$7,203

Expected to vest - April 19, 2026[1]	87	$84.74
__________________
1    Expected to vest represents estimated PSU payout amounts based on estimated performance levels during the performance period.
As of April 19, 2026, unrecognized compensation expense related to PSU awards was $6.8 million, which is expected to be recognized over a weighted-average period of 2.9 years.

11.    EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings per common share:

	Sixteen Weeks Ended
(in thousands, except per share amounts)	April 19, 2026	April 20, 2025
Net income	$23,566	$25,707
Weighted-average shares outstanding:
Basic	116,341	115,525
Dilutive awards	1,975	2,912
Diluted	118,316	118,437
Earnings per share:
Basic	$0.20	$0.22
Diluted	$0.20	$0.22
The following equity awards were excluded from the calculation of diluted earnings per share:

	Sixteen Weeks Ended
(in thousands)	April 19, 2026	April 20, 2025
Antidilutive stock options	93	49
Antidilutive RSUs	86	61
Stock awards subject to performance conditions	36	—
Total common stock equivalents	215	110
Equity awards excluded from the calculation of diluted earnings per share are presented using their weighted-average number of awards outstanding during the period.
12.    SEGMENT REPORTING
The Company’s operations are conducted as two operating segments: CAVA and CAVA Foods. CAVA includes the operations of all company-owned CAVA restaurants. CAVA Foods includes the production of dips, spreads, and certain dressing bases used in CAVA restaurants as well as sales from the Company’s CPG. These segments were determined on the same basis that the Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), manages, evaluates, and makes key decisions regarding the business. The CODM does not manage the Company on a consolidated basis. CAVA Foods is below the quantitative thresholds for segment reporting purposes, resulting in CAVA being the Company’s one reportable segment. Other revenue and Other non-reportable segment profit include the Company’s CPG activity from CAVA Foods.
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

The following table presents financial information about the Company’s reportable segment and includes reconciliations of reportable segment revenue to consolidated revenue and reportable segment restaurant-level profit to income before taxes:

	Sixteen Weeks Ended
(in thousands)	April 19, 2026	April 20, 2025
CAVA Revenue	$434,392	$328,482

Reconciliation of reportable segment revenue to consolidated revenue:
Other revenue	3,878	3,344
Total consolidated revenue	$438,270	$331,826

Significant CAVA segment expenses
Food, beverage, and packaging	$126,418	$96,224
Labor	111,551	84,562
Occupancy	29,857	24,408
Other operating expenses[1]	57,714	40,983
Total CAVA segment expenses	325,540	246,177

CAVA restaurant-level profit	108,852	82,305

Reconciliation of total reportable segment restaurant-level profit to income before income taxes:
Other non-reportable segment profit	(2,340)	(1,758)
General and administrative expenses	51,590	41,394
Depreciation and amortization	25,466	20,811
Pre-opening costs	6,161	4,481
Impairment and asset disposal costs	2,718	1,667
Interest income, net	(4,082)	(4,617)
Other income, net	(700)	(27)
Income before taxes	$30,039	$20,354
__________________
1    Other operating expenses includes all other restaurant-level operating expenses, such as kitchen supplies, utilities, repairs and maintenance, travel costs, credit card and bank fees, recruiting, third-party delivery service fees, and marketing expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 28, 2025 (our “2025 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” above and “Risk Factors” in our 2025 Annual Report.
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of April 19, 2026, the Company operates 459 fast-casual CAVA Restaurants in 29 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.
Segments
The Company’s operations are conducted as two operating segments: CAVA and CAVA Foods. CAVA includes the operations of all company-owned CAVA restaurants. CAVA Foods includes the production of dips, spreads, and certain dressing bases used in CAVA restaurants as well as sales from the Company’s CPG business. These segments were determined on the same basis that the Company’s CEO, who is the CODM, manages, evaluates, and makes key decisions regarding the business. The CODM does not manage the Company on a consolidated basis.
CAVA Foods is below quantitative thresholds for segment reporting purposes, resulting in CAVA being the Company’s one reportable segment. The Company’s CPG operations are included in Other non-reportable segment. See Item 1. “Financial Statements,” Note 12 (Segment Reporting) for more information.
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

The following table sets forth our key performance measures:

	Sixteen Weeks Ended
($ in thousands)	April 19, 2026	April 20, 2025	Change
CAVA Revenue	$434,392	$328,482	$105,910
Same Restaurant Sales	9.7%	10.8%	(1.1)%
AUV	$3,027	$2,933	$94
CAVA Restaurant-Level Profit	$108,852	$82,305	$26,547
CAVA Restaurant-Level Profit Margin	25.1%	25.1%	—%
Net New CAVA Restaurant Openings	20	15	5
Digital Revenue Mix	39.9%	38.0%	1.9%
Net income	$23,566	$25,707	$(2,141)
Adjusted EBITDA[1]	$61,734	$44,850	$16,884
Net income margin	5.4%	7.7%	(2.3)%
Adjusted EBITDA margin[1]	14.1%	13.5%	0.6%
__________________
1    See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue.

CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA Restaurant unit data:

	Sixteen Weeks Ended
	April 19, 2026	April 20, 2025
CAVA Restaurants
Beginning of period	439	367
New CAVA Restaurant openings	21	15
Permanent closure	(1)	—
End of period	459	382

Results of Operations
Our results of operations, on a consolidated basis and by segment, for the sixteen weeks ended April 19, 2026 and April 20, 2025, are set forth below.
Comparison of the sixteen weeks ended April 19, 2026 and April 20, 2025
Consolidated Results
The following table summarizes our consolidated results of operations:

	Sixteen Weeks Ended
(in thousands)	April 19, 2026		April 20, 2025		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$438,270	100.0%	$331,826	100.0%	$106,444	32.1%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	127,678	29.1	97,559	29.4	30,119	30.9
Labor	111,551	25.5	84,562	25.5	26,989	31.9
Occupancy	29,857	6.8	24,408	7.4	5,449	22.3
Other operating expenses	57,992	13.2	41,234	12.4	16,758	40.6

Total restaurant operating expenses	327,078	74.6	247,763	74.7	79,315	32.0
General and administrative expenses	51,590	11.8	41,394	12.5	10,196	24.6
Depreciation and amortization	25,466	5.8	20,811	6.3	4,655	22.4
Pre-opening costs	6,161	1.4	4,481	1.4	1,680	37.5
Impairment and asset disposal costs	2,718	0.6	1,667	0.5	1,051	63.0
Total operating expenses	413,013	94.2	316,116	95.3	96,897	30.7
Income from operations	25,257	5.8	15,710	4.7	9,547	60.8
Interest income, net	(4,082)	(0.9)	(4,617)	(1.4)	535	(11.6)
Other income, net	(700)	(0.2)	(27)	—	(673)	N/M
Income before taxes	30,039	6.9	20,354	6.1	9,685	47.6
Provision for (benefit from) income taxes	6,473	1.5	(5,353)	(1.6)	11,826	N/M
Net income	$23,566	5.4%	$25,707	7.7%	$(2,141)	(8.3)%
__________________
N/M data not meaningful
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA Segment. Refer to “CAVA Segment Results” below for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth, higher performance-based incentive compensation, and higher equity-based compensation. As a percentage of revenue, general and administrative expenses decreased primarily due to leverage from higher sales, partially offset by the impact of the items noted above.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 92 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 20, 2025 and technology improvements.
Pre-opening costs:
The increase in pre-opening costs was due to a higher volume of new CAVA restaurants under construction.
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
Other income, net:
The increase in other income, net, was primarily due to the fair value change recognized on a convertible promissory note described in Item 1, Financial Statements, Note 3 (Investments).
Provision for (benefit from) income taxes:
The effective income tax rate for the sixteen weeks ended April 19, 2026 and April 20, 2025 was 21.5% and (26.3)%, which include the impact of a $2.2 million and $10.7 million reduction to income tax expense associated with equity-based compensation, respectively.

CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Sixteen Weeks Ended
	April 19, 2026		April 20, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$434,392	100.0%	$328,482	100.0%	$105,910	32.2%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	126,418	29.1	96,224	29.3	30,194	31.4
Labor	111,551	25.7	84,562	25.7	26,989	31.9
Occupancy	29,857	6.9	24,408	7.4	5,449	22.3
Other operating expenses	57,714	13.3	40,983	12.5	16,731	40.8
Total restaurant operating expenses	325,540	74.9	246,177	74.9	79,363	32.2
Restaurant-level profit	$108,852	25.1%	$82,305	25.1%	$26,547	32.3%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $73.7 million increase from the 92 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 20, 2025. In addition, the increase in CAVA Revenue was driven by Same Restaurant Sales of 9.7%, which consisted of a 6.8% increase from Guest Traffic and a 2.9% increase from menu price and product mix.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $22.1 million increase from the 92 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 20, 2025. The remainder of the increase was primarily due to Same Restaurant Sales of 9.7%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging decreased primarily due to improved mix.
CAVA labor:
The increase in CAVA labor was primarily due to the 92 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 20, 2025 and higher average hourly wages of 2%, including the expansion of our Assistant General Manager role. As a percentage of CAVA Revenue, CAVA labor remained flat due to the impact of higher sales, offset by the aforementioned incremental wage investments.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 92 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 20, 2025. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 92 Net New CAVA Restaurant Openings during or subsequent to the sixteen weeks ended April 20, 2025 and Same Restaurant Sales of 9.7%. As a percentage of CAVA Revenue, CAVA other operating expenses increased due to a higher mix of third-party delivery and other individually insignificant items, partially offset by operating leverage associated with higher sales.

Other Results
The following table summarizes remaining activity related to CPG operations and the production of dips, spreads, and certain dressing bases used in CAVA restaurants:

	Sixteen Weeks Ended
	April 19, 2026		April 20, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$3,878	100.0%	$3,344	100.0%	$534	16.0%
Food, beverage, and packaging	1,260	32.5	1,335	39.9	(75)	(5.6)
Other operating expenses	278	7.2	251	7.5	27	10.8
The increase in revenue noted above was primarily due to higher CPG sales. As a percentage of revenue, food, beverage, and packaging decreased due to lower raw material input costs.
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
Adjusted EBITDA and Adjusted EBITDA margin are not recognized terms under GAAP and should not be considered as alternatives to net income or net income margin as measures of financial performance, or cash provided by operating activities as measures of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be measures of cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. Because not all companies use identical calculations, the presentation of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.
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
The following table provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin:

	Sixteen Weeks Ended
(in thousands)	April 19, 2026	April 20, 2025
Net income	$23,566	$25,707
Non-GAAP Adjustments
Interest income, net	(4,082)	(4,617)
Provision for (benefit from) income taxes	6,473	(5,353)
Depreciation and amortization	25,466	20,811
Equity-based compensation	7,748	6,662
Other income, net	(700)	(27)
Impairment and asset disposal costs	2,718	1,667
Executive transition costs	545	—
Adjusted EBITDA	$61,734	$44,850

Revenue	$438,270	$331,826
Net income margin	5.4%	7.7%
Adjusted EBITDA margin	14.1%	13.5%

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet our current and expected future operating needs. Our expected primary uses of cash on a short- and long-term basis are for the expansion of our restaurant base, working capital, and other capital expenditures.
We believe that cash provided by operating activities and existing cash on hand, together with amounts available under our Credit Facility, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future, including our expected capital expenditures for expansion of our CAVA restaurant base, operating lease obligations, and working capital requirements. Our sources of liquidity could be affected by general macroeconomic conditions, as well as tariff policy and geopolitical tensions between the United States and foreign countries, as well as the factors described under the section entitled “Risk Factors” in our 2025 Annual Report. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Overview
We had cash and cash equivalents of $295.8 million and $282.9 million as of April 19, 2026 and December 28, 2025, respectively. In addition, we had investments in fixed income debt securities of $107.2 million and $110.1 million as of April 19, 2026 and December 28, 2025, respectively. For the sixteen weeks ended April 19, 2026, our operations were funded from cash flows from operations.
Cash Flows
The following table summarizes our cash flows:

	Sixteen Weeks Ended		Change
(in thousands)	April 19, 2026	April 20, 2025	$	%
Net cash provided by operating activities	$64,065	$38,577	$25,488	66.1%
Net cash used in investing activities	(50,603)	(115,836)	65,233	(56.3)
Net cash (used in) provided by financing activities	(608)	489	(1,097)	(224.3)
Net change in cash and cash equivalents	$12,854	$(76,770)	$89,624	(116.7)%

Operating Activities:
The increase in net cash provided by operating activities was primarily due to improved operating performance and favorable working capital changes primarily associated with higher performance-based incentive compensation.
Investing Activities:
The decrease in net cash used in investing activities was primarily due to launching an investment portfolio of fixed income debt securities in the first quarter of fiscal 2025 to optimize returns on our cash balance, partially offset by higher capital expenditures related to future new CAVA restaurant openings and an investment in a convertible promissory note described in Item 1, Financial Statements, Note 3 (Investments).
Financing Activities:
The change in net cash (used in) provided by financing activities was primarily due to fees associated with the refinancing of our credit agreement and a decrease in proceeds from shares acquired under equity plans in the sixteen weeks ended April 19, 2026 compared with the prior year period.
Material Cash Commitments
There have been no significant changes to the material cash commitments as disclosed in our 2025 Annual Report, other than those payments made in the ordinary course of business.
Credit Facility
Refer to Item 1, Financial Statements, Note 6 (Debt), for a description of our Credit Facility.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates. We had no significant changes to our critical accounting estimates as described in our 2025 Annual Report.
Recent Accounting Pronouncements
Refer to Item 1, Financial Statements, Note 1 (Nature of Operations and Basis of Presentation).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risks, including commodity and food price risks, labor costs, effects of inflation, and interest rate risk. There have been no material changes to our exposure to market risks as described in our 2025 Annual Report.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended April 19, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Financial Statements, Note 9 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Adoption or Termination of 10b5-1 Trading Plans
During the sixteen weeks ended April 19, 2026, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K:

Name and Title	Action	Date of Action	Scheduled Termination of Trading Period(*)	Security Covered	Maximum Number of Securities to be Sold Pursuant to the Rule 10b5-1 Trading Plan
Kelly Costanza Chief People Officer	Adoption	February 26, 2026	December 31, 2026	Common Stock	31,006
Tricia Tolivar Chief Financial Officer	Adoption	March 6, 2026	April 1, 2027	Common Stock	45,000
* The Rule 10b5-1 trading arrangement may terminate earlier than the scheduled termination date if all transactions under the trading arrangement are completed.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On May 15, 2026, the Company entered into a Separation Agreement and General Release with Kenneth R. Bertram, which contains certain severance benefits, as more particularly described under the heading “Separation Agreement with Robert Bertram” in the Company's Proxy Statement filed on April 24, 2026, which is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.1	Separation Agreement and General Release by and between CAVA Holding Company and Kenneth R. Bertram, executed May 15, 2026.	X
10.2	Form of Performance-based Restricted Stock Unit Award Agreement under the 2023 Equity Incentive Plan.	X
10.3
Amended and Restated Offer of Employment between CAVA Group, Inc. and Doug Thompson, effective as of January 9, 2026 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 25, 2026).

10.4
Amendment No. 3 to the Credit Agreement, dated as of March 20, 2026, by and among CAVA Group, Inc., the other loan parties thereto, the financial institutions listed on the signature pages thereto and JPMorgan Chase Bank, N.A.,as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2026).

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 19, 2026.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (duly authorized officer and principal financial officer)