Form 10-Q
period 2026-07-12
CAVA GROUP, INC.
filed 2026-08-12
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 12, 2026
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

The registrant had 116,806,198 shares of common stock outstanding as of August 4, 2026.

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

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	July 12, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$322,763	$282,917
Trade accounts receivable, net	10,136	6,324
Other accounts receivable	10,440	12,664
Investments at fair value (amortized cost of $113,107 and $109,951, respectively)	112,836	110,112
Inventories	9,799	9,017
Prepaid expenses and other	13,892	10,039
Total current assets	479,866	431,073
Property and equipment, net	507,145	457,501
Operating lease assets	437,935	389,417
Goodwill	1,944	1,944
Intangible assets, net	1,752	1,779
Deferred income taxes	51,586	65,393
Other long-term assets	19,545	12,920
Total assets	$1,499,773	$1,360,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,013	$37,488
Accrued expenses and other	99,742	76,635
Operating lease liabilities, current	55,473	48,534
Total current liabilities	193,228	162,657
Operating lease liabilities	465,269	417,714
Total liabilities	658,497	580,371
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001 per share; 2,500,000 shares authorized; 116,804 and 116,127 issued and outstanding, respectively	12	12
Treasury stock, at cost; 1,431 shares	(34,377)	(34,377)
Additional paid-in capital	1,082,860	1,067,504
Accumulated deficit	(207,018)	(253,601)
Accumulated other comprehensive (loss) income	(201)	118
Total stockholders’ equity	841,276	779,656
Total liabilities and stockholders’ equity	$1,499,773	$1,360,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Revenue	$368,436	$280,615	$806,706	$612,441
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	110,502	82,950	238,180	180,509
Labor	92,401	69,496	203,952	154,058
Occupancy	23,065	18,791	52,922	43,199
Other operating expenses	46,886	34,697	104,878	75,931
Total restaurant operating expenses	272,854	205,934	599,932	453,697
General and administrative expenses	39,800	32,051	91,390	73,445
Depreciation and amortization	20,966	16,815	46,432	37,626
Pre-opening costs	6,741	5,096	12,902	9,577
Impairment and asset disposal costs	1,229	1,074	3,947	2,741
Total operating expenses	341,590	260,970	754,603	577,086
Income from operations	26,846	19,645	52,103	35,355
Interest income, net	(3,293)	(3,581)	(7,375)	(8,198)
Other income, net	(439)	(474)	(1,139)	(501)
Income before taxes	30,578	23,700	60,617	44,054
Provision for (benefit from) income taxes	7,561	5,332	14,034	(21)
Net income	$23,017	$18,368	$46,583	$44,075

Earnings per share:
Basic	$0.20	$0.16	$0.40	$0.38
Diluted	$0.19	$0.16	$0.39	$0.37
Weighted-average common shares outstanding:
Basic	116,603	115,783	116,453	115,635
Diluted	118,379	118,334	118,343	118,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Net income	$23,017	$18,368	$46,583	$44,075
Other comprehensive (loss) gain, net of tax
Unrealized (loss) gain on investments	(179)	58	(319)	(13)
Total other comprehensive (loss) gain, net of tax	(179)	58	(319)	(13)
Comprehensive income	$22,838	$18,426	$46,264	$44,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Twelve Weeks Ended July 12, 2026 and July 13, 2025

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—April 20, 2025	115,656	$12	1,431	$(34,377)	$1,052,247	$(291,637)	$(71)	$726,174
Equity-based compensation	—	—	—	—	4,022	—	—	4,022
Shares purchased under equity plans	41	—	—	—	2,087	—	—	2,087
RSU vesting	255	—	—	—	—	—	—	—
Net income	—	—	—	—	—	18,368	—	18,368
Other comprehensive income, net of tax	—	—	—	—	—	—	58	58
Balance—July 13, 2025	115,952	$12	1,431	$(34,377)	$1,058,356	$(273,269)	$(13)	$750,709

Balance—April 19, 2026	116,409	$12	1,431	$(34,377)	$1,074,392	$(230,035)	$(22)	$809,970
Equity-based compensation	—	—	—	—	4,986	—	—	4,986
Shares purchased under equity plans	160	—	—	—	3,482	—	—	3,482
RSU vesting	235	—	—	—	—	—	—	—
Net income	—	—	—	—	—	23,017	—	23,017
Other comprehensive loss, net of tax	—	—	—	—	—	—	(179)	(179)
Balance—July 12, 2026	116,804	$12	1,431	$(34,377)	$1,082,860	$(207,018)	$(201)	$841,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Twenty-Eight Weeks Ended July 12, 2026 and July 13, 2025

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—December 29, 2024	115,093	$12	1,431	$(34,377)	$1,047,275	$(317,344)	$—	$695,566
Equity-based compensation	—	—	—	—	8,505	—	—	8,505
Shares purchased under equity plans	204	—	—	—	2,576	—	—	2,576
RSU vesting	655	—	—	—	—	—	—	—
Net income	—	—	—	—	—	44,075	—	44,075
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13)	(13)
Balance—July 13, 2025	115,952	$12	1,431	$(34,377)	$1,058,356	$(273,269)	$(13)	$750,709

Balance—December 28, 2025	116,127	$12	1,431	$(34,377)	$1,067,504	$(253,601)	$118	$779,656
Equity-based compensation	—	—	—	—	11,658	—	—	11,658
Shares purchased under equity plans	192	—	—	—	3,698	—	—	3,698
RSU vesting	485	—	—	—	—	—	—	—
Net income	—	—	—	—	—	46,583	—	46,583
Other comprehensive loss, net of tax	—	—	—	—	—	—	(319)	(319)
Balance—July 12, 2026	116,804	$12	1,431	$(34,377)	$1,082,860	$(207,018)	$(201)	$841,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026	July 13, 2025
Cash flows from operating activities:
Net income	$46,583	$44,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,432	37,626
Unrealized gain on convertible promissory note	(424)	(429)
Equity-based compensation	11,658	8,505
Deferred income taxes	13,919	(21)
Impairment and asset disposal costs	3,947	2,741
Changes in operating assets and liabilities:
Trade accounts receivable	(3,812)	(2,838)
Other accounts receivable	2,224	(619)
Inventories	(782)	(394)
Prepaid expenses and other	(4,577)	(1,935)
Operating lease assets	(49,352)	(46,222)
Accounts payable	(3,823)	2,838
Accrued expenses and other	17,607	380
Operating lease liabilities	54,920	55,188
Net cash provided by operating activities	134,520	98,895
Cash flows from investing activities:
Purchases of property and equipment	(89,738)	(76,994)
Purchases of debt securities	(80,474)	(100,822)
Proceeds from principal payments on debt securities	77,664	5,397
Investment in convertible promissory note	(5,000)	(5,000)
Net cash used in investing activities	(97,548)	(177,419)
Cash flows from financing activities:
Shares purchased under equity plans	3,698	2,576
Debt refinancing costs	(824)	—
Net cash provided by financing activities	2,874	2,576
Net change in cash and cash equivalents	39,846	(75,948)
Cash and cash equivalents - beginning of year	282,917	366,120
Cash and cash equivalents - end of period	$322,763	$290,172

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,513	$1,366
Change in accrued purchases of property and equipment	9,850	8,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of July 12, 2026, the Company operated 476 fast-casual CAVA Restaurants in 29 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.
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
Recently Issued Accounting Standards—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires disaggregation, in tabular presentation, of certain income statement expenses into different categories, such as purchases of inventory, employee compensation, and depreciation. The FASB issued an update in January 2025, ASU 2025-01, which clarifies the effective date of ASU 2024-03. The amendment is effective for fiscal years beginning after December 15, 2026 (the Company’s fiscal 2027), with early adoption permitted, and may be applied on a retrospective basis. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.
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
2.    REVENUE
The Company’s revenue was as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Restaurant revenue	$365,433	$278,249	$799,825	$606,731
CPG revenue and other	3,003	2,366	6,881	5,710
Revenue	$368,436	$280,615	$806,706	$612,441
Revenue from the redemption of the Company’s loyalty program (“CAVA Rewards”) and gift cards is included in restaurant revenue.

Changes in the CAVA Rewards and gift card liabilities, which are included in accrued expenses and other on the accompanying unaudited condensed consolidated balance sheets, were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
CAVA Rewards and gift card liabilities, beginning balance	$5,888	$6,439	$6,775	$6,736
Revenue deferred - CAVA Rewards points earned and gift card purchases	4,717	3,700	10,480	8,155
Revenue recognized - redemptions and breakage	(3,132)	(3,966)	(9,782)	(8,718)
CAVA Rewards and gift cards liabilities, ending balance	$7,473	$6,173	$7,473	$6,173
3.     INVESTMENTS
Fixed income debt securities
The Company’s investments in fixed income debt securities were as follows:

	July 12, 2026
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Losses	Estimated Fair Value
Asset backed	$13,668	$1	$(16)	$13,653
Commercial deposits	5,002	—	(5)	4,997
Commercial paper	7,027	—	(7)	7,020
Corporate bonds	72,599	2	(141)	72,460
U.S. government bonds	14,811	—	(105)	14,706
Total	$113,107	$3	$(274)	$112,836

	December 28, 2025
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Losses	Estimated Fair Value
Asset backed	$13,790	$18	$—	$13,808
Commercial deposits	3,089	2	—	3,091
Commercial paper	2,306	1	—	2,307
Corporate bonds	64,423	96	—	64,519
U.S. government bonds	26,343	44	—	26,387
Total	$109,951	$161	$—	$110,112
In determining credit losses on its investments in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability, and stock performance. Based on the Company’s review of its investments in an unrealized loss position, it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at July 12, 2026 or December 28, 2025. As of July 12, 2026 and December 28, 2025, the Company did not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any investments before recovery of their amortized cost basis.
Investments in fixed income debt securities by remaining contractual maturities were as follows:

	July 12, 2026
(in thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$43,173	$43,124
1.0 to 2.0 years	57,268	57,109
2.0 to 3.0 years	11,080	11,018
More than 3.0 years	1,586	1,585
Total	$113,107	$112,836
Note Receivable
In the second quarter of fiscal 2025, the Company made a $5.0 million investment in a convertible promissory note of Hyphen Technologies, Inc., which develops and provides automated makelines designed to improve the speed and efficiency of food production. The Company is currently testing this technology in its digital business. During the first quarter of 2026, upon the achievement of a predefined milestone event, the Company made an additional $5.0 million investment in a convertible promissory note at terms substantially similar to the initial investment (collectively, the “Note Receivable”).
The Note Receivable is presented within other long-term assets on the accompanying unaudited condensed consolidated balance sheets. Refer to Note 4 (Fair Value) for more information. As of July 12, 2026 and December 28, 2025, the Company’s estimated fair value of the Note Receivable was $10.7 million and $5.3 million, respectively. The increase in the estimated fair value was primarily attributable to the additional investment described above, with the remaining increase recognized as a component of other income, net in the accompanying unaudited condensed consolidated statement of operations.
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

The fair value of the Company’s assets that are measured on a recurring basis was as follows:

(in thousands)	July 12, 2026
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$13,653	$—	$13,653
Commercial deposits	—	4,997	—	4,997
Commercial paper	—	7,020	—	7,020
Corporate bonds	—	72,460	—	72,460
U.S. government bonds	14,706	—	—	14,706
Fixed income debt securities	$14,706	$98,130	$—	$112,836

Note Receivable	$—	$—	$10,715	$10,715

(in thousands)	December 28, 2025
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$13,808	$—	$13,808
Commercial deposits	—	3,091	—	3,091
Commercial paper	—	2,307	—	2,307
Corporate bonds	—	64,519	—	64,519
U.S. government bonds	26,387	—	—	26,387
Fixed income debt securities	$26,387	$83,725	$—	$110,112

Note Receivable	$—	$—	$5,291	$5,291
Assets Measured at Fair Value on a Non-recurring Basis—Assets recognized or disclosed at fair value in the accompanying unaudited condensed consolidated financial statements on a nonrecurring basis may include items such as property and equipment, net, operating lease assets, goodwill, and intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the twenty-eight weeks ended July 12, 2026 and July 13, 2025, the Company recorded asset impairments of $1.7 million and $1.1 million, respectively, related to certain of the Company’s restaurants, which utilized nonrecurring fair value measurements. The fair value of these assets was determined using an income approach (discounted cash flow method), which was measured using Level 3 inputs. Unobservable inputs include projected restaurant revenues and expenses and the discount rate.
5.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Property and equipment, net
The Company’s property and equipment, net, were as follows:

(in thousands)	July 12, 2026	December 28, 2025
Land	$600	$600
Building	24,061	24,049
Leasehold improvements	469,752	425,580
Equipment and other	143,804	132,017
Furniture and fixtures	22,933	22,400
Computer hardware and software	72,333	63,818
Construction in progress	63,975	42,195
Total property and equipment, gross	797,458	710,659
Less accumulated depreciation	(290,313)	(253,158)
Total property and equipment, net	$507,145	$457,501
Construction in progress includes new restaurant openings and technology improvements.

Accrued expenses and other
The Company’s accrued expenses and other were as follows:

(in thousands)	July 12, 2026	December 28, 2025
Accrued payroll and payroll taxes	$33,327	$29,415
Accrued capital purchases	15,010	9,509
Sales and use tax payable	11,306	4,524
CAVA Rewards and gift card liabilities	7,473	6,775
Other accrued expenses	32,626	26,412
Total accrued expenses and other	$99,742	$76,635
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
As of July 12, 2026, the Company had no borrowings under the Credit Facility and available borrowing capacity of $149.1 million, net of $0.9 million of outstanding letters of credit. As of July 12, 2026, the Company was in compliance with all financial and other covenants.
7.    INCOME TAXES
Income taxes for the twelve and twenty-eight weeks ended July 12, 2026 have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount.
The Company’s effective tax rate and the impact on the provision for income taxes associated with discrete tax benefits associated with equity-based compensation were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Effective tax rate	24.7%	22.5%	23.2%	0.0%
Discrete tax benefit from equity-based compensation	$1,970	$1,728	$4,214	$12,449
The reductions to the provision for income taxes associated with equity-based compensation reflect excess tax benefits recognized when the tax deductions for vested or exercised awards exceed the related compensation expense recognized in accordance with GAAP.
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
Supplemental disclosures of cash flow information related to leases were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Cash paid for operating lease liabilities	$20,237	$16,828	$43,747	$32,738
Operating lease assets obtained in exchange for operating lease liabilities	31,847	28,974	74,288	67,120
Derecognition of operating lease assets due to termination or impairment	—	—	833	302
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of July 12, 2026 and December 28, 2025, the Company had six irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.9 million. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
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
On July 22, 2026, the Cleveland Bakers and Teamsters Pension Fund filed a derivative action in the Court of Chancery of the State of Delaware, purportedly on behalf of the Company, against certain of the Company's current and former officers and directors alleging breaches of fiduciary duty and unjust enrichment. The complaint seeks unspecified monetary damages, attorneys' fees and costs, and the disgorgement of alleged improperly obtained trading profits by the defendants. The action is in a preliminary stage and no discovery has taken place. The defendants deny they breached their fiduciary duties. The complaint does not seek damages from the Company.
10.    EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense (including applicable payroll taxes) of $5.7 million and $13.4 million during the twelve and twenty-eight weeks ended July 12, 2026, and $4.6 million and $11.2 million during the twelve and twenty-eight weeks ended July 13, 2025, respectively, related to its equity incentive plans and employee stock purchase plan, recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Stock Options
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 28, 2025	1,977	$18.96	6.4	$84,660
Exercised	(156)	13.56
Forfeited or expired	(45)	39.79
Outstanding - July 12, 2026	1,776	$18.91	5.8	$94,599

Exercisable - July 12, 2026	1,349	$15.09	5.4
Vested and expected to vest - July 12, 2026	1,776	$18.91	5.8	$94,599
As of July 12, 2026, unrecognized compensation expense related to option awards was $6.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units (“RSUs”)
During the first quarter of fiscal 2026, the Company granted RSUs that vest in equal annual installments over three years, subject to continued service. Historically, RSUs vested in equal annual installments over four years. The change in vesting term applies to awards granted in fiscal 2026 and does not modify the vesting terms of previously granted awards.
A summary of the Company’s RSU activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 28, 2025	971	$27.01	$58,406
Granted	250	84.23
Vested	(485)	20.61
Forfeited	(91)	45.47
Non-vested - July 12, 2026	645	$51.39	$46,556
As of July 12, 2026, unrecognized compensation expense related to RSU awards was $28.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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
A summary of the Company’s PSU activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 28, 2025	—	$—	$—
Granted	85	84.49
Forfeited	(10)	84.74
Non-vested - July 12, 2026	75	$84.45	$5,414

Expected to vest - July 12, 2026[1]	75	$84.45
__________________
1    Expected to vest represents estimated PSU payout amounts based on target performance levels during the performance period.
As of July 12, 2026, unrecognized compensation expense related to PSU awards was $6.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.

11.    EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings per common share:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share amounts)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Net income	$23,017	$18,368	$46,583	$44,075
Weighted-average shares outstanding:
Basic	116,603	115,783	116,453	115,635
Dilutive awards	1,776	2,551	1,890	2,757
Diluted	118,379	118,334	118,343	118,392
Earnings per share:
Basic	$0.20	$0.16	$0.40	$0.38
Diluted	$0.19	$0.16	$0.39	$0.37
The following equity awards, presented on a weighted-average outstanding basis, were excluded from the calculation of diluted earnings per share:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Antidilutive stock options	82	106	88	73
Antidilutive RSUs	77	128	82	90
Stock awards subject to performance conditions	73	—	52	—
Total common stock equivalents	232	234	222	163
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

The following table presents financial information about the Company’s reportable segment and includes reconciliations of reportable segment revenue to consolidated revenue and reportable segment restaurant-level profit to income before taxes:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
CAVA Revenue	$365,433	$278,249	$799,825	$606,731

Reconciliation of reportable segment revenue to consolidated revenue:
Other revenue	3,003	2,366	6,881	5,710
Total consolidated revenue	$368,436	$280,615	$806,706	$612,441

Significant CAVA segment expenses
Food, beverage, and packaging	$109,496	$82,210	$235,914	$178,434
Labor	92,401	69,496	203,952	154,058
Occupancy	23,065	18,791	52,922	43,199
Other operating expenses[1]	46,659	34,490	104,373	75,473
Total CAVA segment expenses	271,621	204,987	597,161	451,164

CAVA Restaurant-Level Profit	93,812	73,262	202,664	155,567

Reconciliation of total reportable segment restaurant-level profit to income before income taxes:
Other non-reportable segment profit	(1,770)	(1,419)	(4,110)	(3,177)
General and administrative expenses	39,800	32,051	91,390	73,445
Depreciation and amortization	20,966	16,815	46,432	37,626
Pre-opening costs	6,741	5,096	12,902	9,577
Impairment and asset disposal costs	1,229	1,074	3,947	2,741
Interest income, net	(3,293)	(3,581)	(7,375)	(8,198)
Other income, net	(439)	(474)	(1,139)	(501)
Income before taxes	$30,578	$23,700	$60,617	$44,054
__________________
1    Other operating expenses includes all other restaurant-level operating expenses, such as third-party delivery service fees, credit card and bank fees, repairs and maintenance, kitchen supplies, utilities, restaurant technology costs, and marketing expenses.

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
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of July 12, 2026, the Company operated 476 fast-casual CAVA Restaurants in 29 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.
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

The following table sets forth our key performance measures:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
($ in thousands)	July 12, 2026	July 13, 2025	Change	July 12, 2026	July 13, 2025	Change
CAVA Revenue	$365,433	$278,249	$87,184	$799,825	$606,731	$193,094
Same Restaurant Sales	9.0%	2.1%	6.9%	9.4%	6.6%	2.8%
AUV	$3,088	$2,939	$149	N/A	N/A	N/A
CAVA Restaurant-Level Profit	$93,812	$73,262	$20,550	$202,664	$155,567	$47,097
CAVA Restaurant-Level Profit Margin	25.7%	26.3%	(0.6)%	25.3%	25.6%	(0.3)%
Net New CAVA Restaurant Openings	17	16	1	37	31	6
Digital Revenue Mix	39.0%	37.3%	1.7%	39.5%	37.6%	1.9%
Net income	$23,017	$18,368	$4,649	$46,583	$44,075	$2,508
Adjusted EBITDA[1]	$54,716	$42,104	$12,612	$116,450	$86,954	$29,496
Net income margin	6.2%	6.5%	(0.3)%	5.8%	7.2%	(1.4)%
Adjusted EBITDA margin[1]	14.9%	15.0%	(0.1)%	14.4%	14.2%	0.2%
__________________
1    See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue.

CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA Restaurant unit data:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
CAVA Restaurants
Beginning of period	459	382	439	367
New CAVA Restaurant openings	17	16	38	31
Permanent closure	—	—	(1)	—
End of period	476	398	476	398

Results of Operations
Our results of operations, on a consolidated basis and by segment, for the twelve and twenty-eight weeks ended July 12, 2026 and July 13, 2025, are set forth below.
Comparison of the twelve weeks ended July 12, 2026 and July 13, 2025
Consolidated Results
The following table summarizes our consolidated results of operations:

	Twelve Weeks Ended
(in thousands)	July 12, 2026		July 13, 2025		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$368,436	100.0%	$280,615	100.0%	$87,821	31.3%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	110,502	30.0	82,950	29.6	27,552	33.2
Labor	92,401	25.1	69,496	24.8	22,905	33.0
Occupancy	23,065	6.3	18,791	6.7	4,274	22.7

Other operating expenses	46,886	12.7	34,697	12.4	12,189	35.1
Total restaurant operating expenses	272,854	74.1	205,934	73.4	66,920	32.5
General and administrative expenses	39,800	10.8	32,051	11.4	7,749	24.2
Depreciation and amortization	20,966	5.7	16,815	6.0	4,151	24.7
Pre-opening costs	6,741	1.8	5,096	1.8	1,645	32.3
Impairment and asset disposal costs	1,229	0.3	1,074	0.4	155	14.4
Total operating expenses	341,590	92.7	260,970	93.0	80,620	30.9
Income from operations	26,846	7.3	19,645	7.0	7,201	36.7
Interest income, net	(3,293)	(0.9)	(3,581)	(1.3)	288	(8.0)
Other income, net	(439)	(0.1)	(474)	(0.2)	35	(7.4)
Income before taxes	30,578	8.3	23,700	8.4	6,878	29.0
Provision for income taxes	7,561	2.1	5,332	1.9	2,229	41.8
Net income	$23,017	6.2%	$18,368	6.5%	$4,649	25.3%
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA segment. Refer to “CAVA Segment Results” below for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth and higher equity-based compensation, partially offset by costs associated with our CAVA Connect conference in the prior year quarter. As a percentage of revenue, general and administrative expenses decreased primarily due to leverage from higher sales, the timing of our CAVA Connect conference in the prior year quarter, and the timing of performance-based incentive compensation, partially offset by investments to support future growth.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 94 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 13, 2025 and technology improvements.
Pre-opening costs:
The increase in pre-opening costs was due to the volume of new CAVA restaurants under construction and additional investments in new restaurant openings to support increased volumes.
Interest income, net:
The decrease in interest income, net, was due to lower interest rates on investments in fixed income debt securities and money market funds in the current year, partially offset by higher balances in these investments.
Provision for income taxes:
The effective tax rate for the twelve weeks ended July 12, 2026 and July 13, 2025 was 24.7% and 22.5%, respectively, which includes the impact of a $2.0 million and $1.7 million reduction to income tax expense associated with equity-based compensation, respectively.

CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Twelve Weeks Ended
	July 12, 2026		July 13, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$365,433	100.0%	$278,249	100.0%	$87,184	31.3%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	109,496	30.0	82,210	29.5	27,286	33.2
Labor	92,401	25.3	69,496	25.0	22,905	33.0
Occupancy	23,065	6.3	18,791	6.8	4,274	22.7
Other operating expenses	46,659	12.8	34,490	12.4	12,169	35.3
Total restaurant operating expenses	271,621	74.3	204,987	73.7	66,634	32.5
Restaurant-level profit	$93,812	25.7%	$73,262	26.3%	$20,550	28.1%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $64.0 million increase from the 94 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 13, 2025. In addition, the increase in CAVA Revenue was driven by an increase in Same Restaurant Sales of 9.0%, which consisted of a 5.3% increase from Guest Traffic and a 3.7% increase from menu price and product mix.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $19.9 million increase from the 94 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 13, 2025. The remainder of the increase was primarily due to an increase in Same Restaurant Sales of 9.0%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the launch of our Pomegranate Glazed Salmon on April 20, 2026, partially offset by improved mix.
CAVA labor:
The increase in CAVA labor was primarily due to the 94 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 13, 2025 and an increase in Same Restaurant Sales of 9.0%. The remainder of the increase was primarily due to the impact of higher average hourly wages of approximately 3%, which includes the expansion of our Assistant General Manager role. As a percentage of CAVA Revenue, CAVA labor increased due to the aforementioned incremental wage investments, partially offset by the impact of higher sales.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 94 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 13, 2025. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 94 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended July 13, 2025 and an increase in Same Restaurant Sales of 9.0%. As a percentage of CAVA Revenue, CAVA other operating expenses increased due to a higher mix of third-party delivery.

Other Results
The following table summarizes remaining activity related to our CPG operations and the production of dips, spreads, and certain dressing bases used in CAVA restaurants:

	Twelve Weeks Ended
	July 12, 2026		July 13, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$3,003	100.0%	$2,366	100.0%	$637	26.9%
Food, beverage, and packaging	1,006	33.5	740	31.3	266	35.9
Other operating expenses	227	7.6	207	8.7	20	9.7
The increase in revenue noted above was primarily due to higher CPG sales. As a percentage of revenue, food, beverage, and packaging increased due to higher freight costs, partially offset by lower raw material input costs.

Comparison of the twenty-eight weeks ended July 12, 2026 and July 13, 2025
Consolidated Results
The following table summarizes our consolidated results of operations:

	Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026		July 13, 2025		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$806,706	100.0%	$612,441	100.0%	$194,265	31.7%
Operating expenses:
Restaurant operating costs (excluding depreciation and amortization)
Food, beverage, and packaging	238,180	29.5	180,509	29.5	57,671	31.9
Labor	203,952	25.3	154,058	25.2	49,894	32.4
Occupancy	52,922	6.6	43,199	7.1	9,723	22.5
Other operating expenses	104,878	13.0	75,931	12.4	28,947	38.1
Total restaurant operating expenses	599,932	74.4	453,697	74.1	146,235	32.2
General and administrative expenses	91,390	11.3	73,445	12.0	17,945	24.4
Depreciation and amortization	46,432	5.8	37,626	6.1	8,806	23.4
Pre-opening costs	12,902	1.6	9,577	1.6	3,325	34.7
Impairment and asset disposal costs	3,947	0.5	2,741	0.4	1,206	44.0
Total operating expenses	754,603	93.5	577,086	94.2	177,517	30.8
Income from operations	52,103	6.5	35,355	5.8	16,748	47.4
Interest income, net	(7,375)	(0.9)	(8,198)	(1.3)	823	(10.0)
Other income, net	(1,139)	(0.1)	(501)	(0.1)	(638)	127.3
Income before taxes	60,617	7.5	44,054	7.2	16,563	37.6
Provision for (benefit from) income taxes	14,034	1.7	(21)	—	14,055	N/M
Net income	$46,583	5.8%	$44,075	7.2%	$2,508	5.7%
__________________
N/M data not meaningful
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA segment. Refer to “CAVA Segment Results” below for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth, the timing of performance-based incentive compensation, and higher equity-based compensation, partially offset by costs associated with our CAVA Connect conference in the prior year quarter. As a percentage of revenue, general and administrative expenses decreased primarily due to leverage from higher sales, partially offset by investments to support future growth.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 109 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 13, 2025 and technology improvements.

Pre-opening costs:
The increase in pre-opening costs was due to a higher volume of new CAVA restaurants under construction and additional investments in new restaurant openings to support increased volumes.
Impairment and asset disposal costs:
The increase in impairment and asset disposal costs was primarily due to impairment charges related to certain operating lease assets and property and equipment, net.
Interest income, net:
The decrease in interest income, net, was due to lower interest rates on investments in fixed income debt securities and money market funds in the current year period, partially offset by higher balances in these investments.
Other income, net:
The increase in other income, net, was primarily due to the fair value change recognized on a convertible promissory note described in Item 1, Financial Statements, Note 3 (Investments).
Provision for (benefit from) income taxes:
The effective tax rate for the twenty-eight weeks ended July 12, 2026 was 23.2%, which includes a $4.2 million reduction to income tax expense associated with equity-based compensation. The effective tax rate for the twenty-eight weeks ended July 13, 2025 was not meaningful due to a $12.4 million reduction to income tax expense associated with equity-based compensation.
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Twenty-Eight Weeks Ended
	July 12, 2026		July 13, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$799,825	100.0%	$606,731	100.0%	$193,094	31.8%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	235,914	29.5	178,434	29.4	57,480	32.2
Labor	203,952	25.5	154,058	25.4	49,894	32.4
Occupancy	52,922	6.6	43,199	7.1	9,723	22.5
Other operating expenses	104,373	13.0	75,473	12.4	28,900	38.3
Total restaurant operating expenses	597,161	74.7	451,164	74.4	145,997	32.4
Restaurant-level profit	$202,664	25.3%	$155,567	25.6%	$47,097	30.3%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $137.7 million increase from the 109 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 13, 2025. In addition, the increase in CAVA Revenue was driven by an increase in Same Restaurant Sales of 9.4%, which consisted of a 6.1% increase from Guest Traffic and a 3.3% increase from menu price and product mix.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $42.0 million increase from the 109 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 13, 2025. The remainder of the increase was primarily due to an increase in Same Restaurant Sales of 9.4%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to input costs associated with the launch of our Pomegranate Glazed Salmon on April 20, 2026, partially offset by improved mix.

CAVA labor:
The increase in CAVA labor was primarily due to the 109 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 13, 2025 and an increase in Same Restaurant Sales of 9.4%. The remainder of the increase was primarily due to the impact of higher average hourly wages of approximately 3%, which includes the expansion of our Assistant General Manager role. As a percentage of CAVA Revenue, CAVA labor increased due to the aforementioned incremental wage investments, partially offset by the impact of higher sales.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 109 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 13, 2025. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with higher sales.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 109 Net New CAVA Restaurant Openings during or subsequent to the twenty-eight weeks ended July 13, 2025 and an increase in Same Restaurant Sales of 9.4%. As a percentage of CAVA Revenue, CAVA other operating expenses increased due to a higher mix of third-party delivery and other individually insignificant items.
Other Results
The following table summarizes remaining activity related to CPG operations and the production of dips, spreads, and certain dressing bases used in CAVA restaurants:

	Twenty-Eight Weeks Ended
	July 12, 2026		July 13, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$6,881	100.0%	$5,710	100.0%	$1,171	20.5%
Food, beverage, and packaging	2,266	32.9	2,075	36.3	191	9.2
Other operating expenses	505	7.3	458	8.0	47	10.3
The increase in revenue noted above was primarily due to higher CPG sales. As a percentage of revenue, food, beverage, and packaging decreased primarily due to lower raw material input costs, partially offset by higher freight costs.
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
The following table provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 12, 2026	July 13, 2025	July 12, 2026	July 13, 2025
Net income	$23,017	$18,368	$46,583	$44,075
Non-GAAP Adjustments
Interest income, net	(3,293)	(3,581)	(7,375)	(8,198)
Provision for (benefit from) income taxes	7,561	5,332	14,034	(21)
Depreciation and amortization	20,966	16,815	46,432	37,626
Equity-based compensation	5,675	4,570	13,423	11,232
Other income, net	(439)	(474)	(1,139)	(501)
Impairment and asset disposal costs	1,229	1,074	3,947	2,741
Executive transition costs	—	—	545	—
Adjusted EBITDA	$54,716	$42,104	$116,450	$86,954

Revenue	$368,436	$280,615	$806,706	$612,441
Net income margin	6.2%	6.5%	5.8%	7.2%
Adjusted EBITDA margin	14.9%	15.0%	14.4%	14.2%

Additional Factors Affecting Our Business
In July 2026, U.S. public health authorities identified a multistate outbreak of cyclosporiasis associated with iceberg lettuce. No ingredients in our supply chain have been implicated in the outbreak; however, broader consumer concerns related to the outbreak have adversely impacted our revenue during the third quarter to date. While the impact appears to be moderating, the duration and extent of any remaining impact remain uncertain.
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
Cash Overview
We had cash and cash equivalents of $322.8 million and $282.9 million as of July 12, 2026 and December 28, 2025, respectively. In addition, we had investments in fixed income debt securities of $112.8 million and $110.1 million as of July 12, 2026 and December 28, 2025, respectively. For the twenty-eight weeks ended July 12, 2026, our operations were funded from cash flows from operations.
Cash Flows
The following table summarizes our cash flows:

	Twenty-Eight Weeks Ended		Change
(in thousands)	July 12, 2026	July 13, 2025	$	%
Net cash provided by operating activities	$134,520	$98,895	$35,625	36.0%
Net cash used in investing activities	(97,548)	(177,419)	79,871	(45.0)
Net cash provided by financing activities	2,874	2,576	298	11.6
Net change in cash and cash equivalents	$39,846	$(75,948)	$115,794	(152.5)%
Operating Activities:
The increase in net cash provided by operating activities was primarily due to improved operating performance and favorable working capital changes primarily associated with performance-based incentive compensation.
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
Financing Activities:
The increase in net cash provided by financing activities was primarily due to increased proceeds from shares purchased under equity plans, partially offset by fees associated with the refinancing of our credit agreement.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended July 12, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Adoption or Termination of 10b5-1 Trading Plans
During the twelve weeks ended July 12, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
10.1
Separation Agreement and General Release by and between CAVA Holding Company and Kenneth R. Bertram, executed May 15, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2026).

10.2	Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2026).
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2026).
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2026.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (duly authorized officer and principal financial officer)