Form 10-Q
period 2026-10-04
CAVA GROUP, INC.
filed 2026-11-05
CIK 1639438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2026
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

The registrant had 116,843,466 shares of common stock outstanding as of October 28, 2026.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Adjusted EBITDA” is defined as net income adjusted to exclude interest (income) expense, net, provision for (benefit from) income taxes, and depreciation and amortization, further adjusted to exclude equity-based compensation, other (income) expense, net, impairment and asset disposal costs, and executive transition costs, in each case, to the extent applicable in a given fiscal period. See “Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA for the periods presented;
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify, including those described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (our “Annual Report”). Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Moreover, we operate in a very competitive and rapidly changing environment, and new risks may emerge from time to time. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following: we operate in a highly competitive industry; our future growth depends on our ability to open new restaurants while managing our growth effectively and maintaining our culture, and our historical growth may not be indicative of our future growth; we may not be able to successfully identify appropriate locations and develop and expand our operations in existing and new markets; new restaurants may not be profitable and may negatively impact sales at our existing locations; negative changes in guest perception of our brand could negatively impact our business; our efforts to market our restaurants and brand may not be successful; food safety issues and food-borne illness concerns may harm our business; if we are unable to maintain or increase prices, our margins may decrease; the growth of our business depends on our ability to accurately predict guest trends and demand and successfully introduce new menu offerings and improve our existing menu offerings; we are subject to risks associated with leasing property; we may not be able to successfully expand our digital and delivery business, which is subject to risks outside of our control; our inability or failure to utilize, recognize, respond to, and effectively manage the immediacy of social media could have a material adverse effect on our business; we may not realize the anticipated benefits from past and potential future acquisitions, investments, or other strategic initiatives; we may not be able to manage our manufacturing and supply chain effectively, which may adversely affect our results of operations; our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations; we may not successfully optimize, operate, and manage our production facilities; we may experience shortages, delays, or interruptions in the delivery of food items and other products; we may face increases in food, commodity, energy, and other costs; we may face increases in labor costs, labor shortages, and difficulties in our ability to identify, hire, train, motivate, and retain the right team members; our success depends on our ability to attract, develop, and retain our management team and key team members; security breaches of our information systems or data including in relation to the electronic processing of credit and debit card transactions, the CAVA app, or confidential guest or team member information (including personal information) may adversely affect our business; our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity; we rely heavily on information technology systems, and failures of, or interruptions in, or not effectively scaling and adapting our information technology systems could harm our business; we are subject to extensive laws and regulatory requirements, and failure to comply with, or changes in, these laws or regulations could have an adverse impact on our business; economic factors and guest behavior trends, which are uncertain and largely beyond our control, may adversely affect guests’ behavior and our ability to maintain or increase sales at our restaurants; we are subject to evolving rules and regulations with respect to sustainability matters; climate change and volatile adverse weather conditions could adversely affect our restaurant sales or results of operations; and each of the other factors set forth in “Part I—Item 1A. Risk Factors” in our Annual Report, and in other reports filed with the United States Securities and Exchange Commission, all of which are available on the investor relations page of our website at investor.cava.com.
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

i

Part I - Financial Information
Item 1. Financial Statements

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)	October 4, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$297,896	$282,917
Trade accounts receivable, net	10,163	6,324
Other accounts receivable	14,343	12,664
Investments at fair value (amortized cost of $130,554 and $109,951, respectively)	129,977	110,112
Inventories	9,778	9,017
Prepaid expenses and other	13,232	10,039
Total current assets	475,389	431,073
Property and equipment, net	537,673	457,501
Operating lease assets	450,042	389,417
Goodwill	1,944	1,944
Intangible assets, net	1,740	1,779
Deferred income taxes	46,183	65,393
Other long-term assets	19,892	12,920
Total assets	$1,532,863	$1,360,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,612	$37,488
Accrued expenses and other	107,462	76,635
Operating lease liabilities, current	57,362	48,534
Total current liabilities	194,436	162,657
Operating lease liabilities	479,541	417,714
Total liabilities	673,977	580,371
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.0001 per share; 2,500,000 shares authorized; 116,843 and 116,127 issued and outstanding, respectively	12	12
Treasury stock, at cost; 1,431 shares	(34,377)	(34,377)
Additional paid-in capital	1,087,498	1,067,504
Accumulated deficit	(193,820)	(253,601)
Accumulated other comprehensive (loss) income	(427)	118
Total stockholders’ equity	858,886	779,656
Total liabilities and stockholders’ equity	$1,532,863	$1,360,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
Revenue	$356,436	$292,238	$1,163,142	$904,679
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	107,055	88,289	345,235	268,798
Labor	92,129	73,849	296,081	227,907
Occupancy	23,822	19,523	76,744	62,722
Other operating expenses	49,107	38,211	153,985	114,142
Total restaurant operating expenses	272,113	219,872	872,045	673,569
General and administrative expenses	38,072	31,499	129,462	104,944
Depreciation and amortization	21,271	17,628	67,703	55,254
Pre-opening costs	8,425	4,942	21,327	14,519
Impairment and asset disposal costs	1,554	1,176	5,501	3,917
Total operating expenses	341,435	275,117	1,096,038	852,203
Income from operations	15,001	17,121	67,104	52,476
Interest income, net	(3,544)	(3,575)	(10,919)	(11,773)
Other (income) expense, net	(135)	30	(1,274)	(471)
Income before taxes	18,680	20,666	79,297	64,720
Provision for income taxes	5,482	5,919	19,516	5,898
Net income	$13,198	$14,747	$59,781	$58,822

Earnings per share:
Basic	$0.11	$0.13	$0.51	$0.51
Diluted	$0.11	$0.12	$0.51	$0.50
Weighted-average common shares outstanding:
Basic	116,822	115,960	116,564	115,733
Diluted	118,286	118,271	118,326	118,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
Net income	$13,198	$14,747	$59,781	$58,822
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on investments	(226)	138	(545)	125
Total other comprehensive (loss) income, net of tax	(226)	138	(545)	125
Comprehensive income	$12,972	$14,885	$59,236	$58,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Twelve Weeks Ended October 4, 2026 and October 5, 2025

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—July 13, 2025	115,952	$12	1,431	$(34,377)	$1,058,356	$(273,269)	$(13)	$750,709
Equity-based compensation	—	—	—	—	3,275	—	—	3,275
Shares purchased under equity plans	22	—	—	—	145	—	—	145
RSU vesting	11	—	—	—	—	—	—	—
Net income	—	—	—	—	—	14,747	—	14,747
Other comprehensive income, net of tax	—	—	—	—	—	—	138	138
Balance—October 5, 2025	115,985	$12	1,431	$(34,377)	$1,061,776	$(258,522)	$125	$769,014

Balance—July 12, 2026	116,804	$12	1,431	$(34,377)	$1,082,860	$(207,018)	$(201)	$841,276
Equity-based compensation	—	—	—	—	4,492	—	—	4,492
Shares purchased under equity plans	35	—	—	—	146	—	—	146
RSU vesting	4	—	—	—	—	—	—	—
Net income	—	—	—	—	—	13,198	—	13,198
Other comprehensive loss, net of tax	—	—	—	—	—	—	(226)	(226)
Balance—October 4, 2026	116,843	$12	1,431	$(34,377)	$1,087,498	$(193,820)	$(427)	$858,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Forty Weeks Ended October 4, 2026 and October 5, 2025

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balance—December 29, 2024	115,093	$12	1,431	$(34,377)	$1,047,275	$(317,344)	$—	$695,566
Equity-based compensation	—	—	—	—	11,780	—	—	11,780
Shares purchased under equity plans	226	—	—	—	2,721	—	—	2,721
RSU vesting	666	—	—	—	—	—	—	—
Net income	—	—	—	—	—	58,822	—	58,822
Other comprehensive income, net of tax	—	—	—	—	—	—	125	125
Balance—October 5, 2025	115,985	$12	1,431	$(34,377)	$1,061,776	$(258,522)	$125	$769,014

Balance—December 28, 2025	116,127	$12	1,431	$(34,377)	$1,067,504	$(253,601)	$118	$779,656
Equity-based compensation	—	—	—	—	16,150	—	—	16,150
Shares purchased under equity plans	227	—	—	—	3,844	—	—	3,844
RSU vesting	489	—	—	—	—	—	—	—
Net income	—	—	—	—	—	59,781	—	59,781
Other comprehensive loss, net of tax	—	—	—	—	—	—	(545)	(545)
Balance—October 4, 2026	116,843	$12	1,431	$(34,377)	$1,087,498	$(193,820)	$(427)	$858,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Forty Weeks Ended
(in thousands)	October 4, 2026	October 5, 2025
Cash flows from operating activities:
Net income	$59,781	$58,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,703	55,254
Unrealized gain on convertible promissory note	(424)	(429)
Equity-based compensation	16,150	11,780
Deferred income taxes	19,402	5,725
Impairment and asset disposal costs	5,501	3,917
Changes in operating assets and liabilities:
Trade accounts receivable	(3,839)	(2,831)
Other accounts receivable	(1,679)	(1,297)
Inventories	(761)	(979)
Prepaid expenses and other	(4,395)	(6,151)
Operating lease assets	(61,458)	(53,766)
Accounts payable	(7,177)	2,547
Accrued expenses and other	21,709	7,249
Operating lease liabilities	71,081	64,696
Net cash provided by operating activities	181,594	144,537
Cash flows from investing activities:
Purchases of property and equipment	(144,510)	(121,264)
Purchases of debt securities	(117,309)	(116,192)
Proceeds from principal payments on debt securities	97,184	13,648
Investment in convertible promissory note	(5,000)	(5,000)
Net cash used in investing activities	(169,635)	(228,808)
Cash flows from financing activities:
Shares purchased under equity plans	3,844	2,721
Debt refinancing costs	(824)	—
Net cash provided by financing activities	3,020	2,721
Net change in cash and cash equivalents	14,979	(81,550)
Cash and cash equivalents - beginning of year	282,917	366,120
Cash and cash equivalents - end of period	$297,896	$284,570

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2,208	$1,546
Change in accrued purchases of property and equipment	8,419	4,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAVA GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of October 4, 2026, the Company operated 500 fast-casual CAVA Restaurants in 30 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.
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
2.    REVENUE
The Company’s revenue was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
Restaurant revenue	$353,719	$289,787	$1,153,544	$896,518
CPG revenue and other	2,717	2,451	9,598	8,161
Revenue	$356,436	$292,238	$1,163,142	$904,679
Revenue from the redemption of the Company’s loyalty program (“CAVA Rewards”) and gift cards is included in restaurant revenue.
Changes in the CAVA Rewards and gift card liabilities, which are included in accrued expenses and other on the accompanying unaudited condensed consolidated balance sheets, were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
CAVA Rewards and gift card liabilities, beginning balance	$7,473	$6,173	$6,775	$6,736
Revenue deferred - CAVA Rewards points earned and gift card purchases	4,994	3,693	15,474	11,848
Revenue recognized - redemptions and breakage	(3,994)	(3,955)	(13,776)	(12,673)
CAVA Rewards and gift cards liabilities, ending balance	$8,473	$5,911	$8,473	$5,911
3.     INVESTMENTS
Fixed income debt securities
The Company’s investments in fixed income debt securities were as follows:

	October 4, 2026
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Losses	Estimated Fair Value
Asset backed	$18,909	$—	$(44)	$18,865
Commercial deposits	11,987	—	(11)	11,976
Commercial paper	14,181	—	(21)	14,160
Corporate bonds	72,347	7	(328)	72,026
U.S. government bonds	13,130	—	(180)	12,950
Total	$130,554	$7	$(584)	$129,977

	December 28, 2025
(in thousands)		Gross unrealized
Security Type Category	Amortized Cost	Gains	Losses	Estimated Fair Value
Asset backed	$13,790	$18	$—	$13,808
Commercial deposits	3,089	2	—	3,091
Commercial paper	2,306	1	—	2,307
Corporate bonds	64,423	96	—	64,519
U.S. government bonds	26,343	44	—	26,387
Total	$109,951	$161	$—	$110,112
In determining credit losses on its investments in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability, and stock performance. Based on the Company’s review of its investments in an unrealized loss position, it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at October 4, 2026 or December 28, 2025. As of October 4, 2026 and December 28, 2025, the Company did not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any investments before recovery of their amortized cost basis.
Investments in fixed income debt securities by remaining contractual maturities were as follows:

	October 4, 2026
(in thousands)	Amortized Cost	Estimated Fair Value
Less than one year	$61,072	$60,928
1.0 to 2.0 years	50,904	50,603
2.0 to 3.0 years	16,384	16,258
More than 3.0 years	2,194	2,188
Total	$130,554	$129,977

Note Receivable
In the second quarter of fiscal 2025, the Company made a $5.0 million investment in a convertible promissory note of Hyphen Technologies, Inc., which develops and provides automated makelines designed to improve the speed and efficiency of food production. The Company is currently testing this technology in its digital business. During the first quarter of fiscal 2026, upon the achievement of a predefined milestone event, the Company made an additional $5.0 million investment in a convertible promissory note at terms substantially similar to the initial investment (collectively, the “Note Receivable”).
The Note Receivable is presented within other long-term assets on the accompanying unaudited condensed consolidated balance sheets. Refer to Note 4 (Fair Value) for more information. As of October 4, 2026 and December 28, 2025, the Company’s estimated fair value of the Note Receivable was $10.7 million and $5.3 million, respectively. The increase in the estimated fair value was primarily attributable to the additional investment described above, with the remaining increase recognized as a component of other income, net in the accompanying unaudited condensed consolidated statement of operations.
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

The fair value of the Company’s assets that are measured on a recurring basis was as follows:

(in thousands)	October 4, 2026
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$18,865	$—	$18,865
Commercial deposits	—	11,976	—	11,976
Commercial paper	—	14,160	—	14,160
Corporate bonds	—	72,026	—	72,026
U.S. government bonds	12,950	—	—	12,950
Fixed income debt securities	$12,950	$117,027	$—	$129,977

Note Receivable	$—	$—	$10,715	$10,715

(in thousands)	December 28, 2025
Security Type Category	Level 1	Level 2	Level 3	Total
Asset backed	$—	$13,808	$—	$13,808
Commercial deposits	—	3,091	—	3,091
Commercial paper	—	2,307	—	2,307
Corporate bonds	—	64,519	—	64,519
U.S. government bonds	26,387	—	—	26,387
Fixed income debt securities	$26,387	$83,725	$—	$110,112

Note Receivable	$—	$—	$5,291	$5,291
Assets Measured at Fair Value on a Non-recurring Basis—Assets recognized or disclosed at fair value in the accompanying unaudited condensed consolidated financial statements on a nonrecurring basis may include items such as property and equipment, net, operating lease assets, goodwill, and intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the forty weeks ended October 4, 2026 and October 5, 2025, the Company recorded asset impairments of $1.7 million and $1.3 million, respectively, related to certain of the Company’s restaurants, which utilized nonrecurring fair value measurements. The fair value of these assets was determined using an income approach (discounted cash flow method), which was measured using Level 3 inputs. Unobservable inputs include projected restaurant revenues and expenses and the discount rate.
5.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Property and equipment, net
The Company’s property and equipment, net, were as follows:

(in thousands)	October 4, 2026	December 28, 2025
Land	$3,605	$600
Building	24,106	24,049
Leasehold improvements	499,670	425,580
Equipment and other	153,125	132,017
Furniture and fixtures	23,501	22,400
Computer hardware and software	78,664	63,818
Construction in progress	60,925	42,195
Total property and equipment, gross	843,596	710,659
Less accumulated depreciation	(305,923)	(253,158)
Total property and equipment, net	$537,673	$457,501

Construction in progress includes new restaurant openings and technology improvements. The change in land reflects investments to increase manufacturing capacity.
Accrued expenses and other
The Company’s accrued expenses and other were as follows:

(in thousands)	October 4, 2026	December 28, 2025
Accrued payroll and payroll taxes	$35,537	$29,415
Accrued capital purchases	18,626	9,509
Sales and use tax payable	8,808	4,524
CAVA Rewards and gift card liabilities	8,473	6,775
Other accrued expenses	36,018	26,412
Total accrued expenses and other	$107,462	$76,635
6.    DEBT
On March 20, 2026, the Company entered into Amendment No. 3 to the Credit Agreement dated March 11, 2022 (as amended, the “Credit Facility”), with JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 3, among other things, extended the maturity date from March 11, 2027 to March 20, 2031 and increased aggregate revolving commitments from $75.0 million to $150.0 million. Interest rates on loans under the Credit Facility are based on either: (i) the base rate plus an applicable margin ranging from 0.00% to 1.25% per annum or (ii) the Term Secured Overnight Financing Rate plus an applicable margin ranging from 1.00% to 2.25% per annum, in each case based on the Company’s Total Rent Adjusted Net Leverage Ratio (as defined in the Credit Facility). The Company is also required to pay a commitment fee for unused amounts under the Credit Facility, which ranges from 0.20% to 0.30% based on the Total Rent Adjusted Net Leverage Ratio. The Credit Facility is unconditionally guaranteed by the Company’s domestic restricted subsidiaries other than certain excluded subsidiaries and is secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets of the Company and the guarantors and a first-priority pledge of the capital stock of each subsidiary guarantor. The Credit Facility includes customary affirmative and negative covenants and events of default.
As of October 4, 2026, the Company had no borrowings under the Credit Facility and available borrowing capacity of $149.1 million, net of $0.9 million of outstanding letters of credit. As of October 4, 2026, the Company was in compliance with all financial and other covenants.
7.    INCOME TAXES
Income taxes for the twelve and forty weeks ended October 4, 2026 have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, the Company includes, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount.
The Company’s effective tax rate and the impact on the provision for income taxes associated with discrete tax benefits related to equity-based compensation were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
Effective tax rate	29.3%	28.6%	24.6%	9.1%
Discrete tax benefit from equity-based compensation	$474	$145	$4,688	$12,594
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
Supplemental disclosures of cash flow information related to leases were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
Cash paid for operating lease liabilities	$21,448	$17,465	$65,195	$50,203
Operating lease assets obtained in exchange for operating lease liabilities	23,347	17,272	97,635	84,392
Derecognition of operating lease assets due to termination or impairment	—	89	833	391
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations—The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to amounts owed for produce and other ingredients and supplies, including supplies and materials used for new restaurant openings.
Letters of Credit—As of October 4, 2026 and December 28, 2025, the Company had six irrevocable letters of credit in favor of various landlords in the aggregate amount of $0.9 million. The letters of credit do not require a compensating balance and automatically renew in accordance with the terms of the underlying lease agreement.
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
10.    EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense (including applicable payroll taxes) of $4.5 million and $17.9 million during the twelve and forty weeks ended October 4, 2026, and $3.3 million and $14.5 million during the twelve and forty weeks ended October 5, 2025, respectively, related to its equity incentive plans and employee stock purchase plan, recorded within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Stock Options
A summary of the Company’s stock option activity is as follows:

		Weighted Average
(in thousands, except per share amounts)	Number Of Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 28, 2025	1,977	$18.96	6.4	$84,660
Exercised	(192)	11.81
Forfeited or expired	(47)	41.26
Outstanding - October 4, 2026	1,738	$19.15	5.6	$61,277

Exercisable - October 4, 2026	1,312	$15.27	5.2
Vested and expected to vest - October 4, 2026	1,738	$19.15	5.6	$61,277
As of October 4, 2026, unrecognized compensation expense related to option awards was $5.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units (“RSUs”)
During the first quarter of fiscal 2026, the Company granted RSUs that vest in equal annual installments over three years, subject to continued service. Historically, RSUs vested in equal annual installments over four years. The change in vesting term applies to awards granted in fiscal 2026 and does not modify the vesting terms of previously granted awards.
A summary of the Company’s RSU activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 28, 2025	971	$27.01	$58,406
Granted	255	83.95
Vested	(489)	20.69
Forfeited	(112)	49.90
Non-vested - October 4, 2026	625	$51.08	$34,006
As of October 4, 2026, unrecognized compensation expense related to RSU awards was $24.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.
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
A summary of the Company’s PSU activity is as follows:

(in thousands, except per share amounts)	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested - December 28, 2025	—	$—	$—
Granted	85	84.49
Forfeited	(11)	84.74
Non-vested - October 4, 2026	74	$84.45	$4,026

Expected to vest - October 4, 2026[1]	74	$84.45
__________________
1    Expected to vest represents estimated PSU payout amounts based on target performance levels during the performance period.
As of October 4, 2026, unrecognized compensation expense related to PSU awards was $5.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

11.    EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of outstanding equity awards for the period using the treasury-stock method.
The following table sets forth the computation of earnings per common share:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share amounts)	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
Net income	$13,198	$14,747	$59,781	$58,822
Weighted-average shares outstanding:
Basic	116,822	115,960	116,564	115,733
Dilutive awards	1,464	2,311	1,762	2,623
Diluted	118,286	118,271	118,326	118,356
Earnings per share:
Basic	$0.11	$0.13	$0.51	$0.51
Diluted	$0.11	$0.12	$0.51	$0.50
The following equity awards, presented on a weighted-average outstanding basis, were excluded from the calculation of diluted earnings per share:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
Antidilutive stock options	82	94	86	80
Antidilutive RSUs	287	120	144	99
Stock awards subject to performance conditions	74	—	59	—
Total common stock equivalents	443	214	289	179
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

The following table presents financial information about the Company’s reportable segment and includes reconciliations of reportable segment revenue to consolidated revenue and reportable segment restaurant-level profit to income before taxes:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
CAVA Revenue	$353,719	$289,787	$1,153,544	$896,518

Reconciliation of reportable segment revenue to consolidated revenue:
Other revenue	2,717	2,451	9,598	8,161
Total consolidated revenue	$356,436	$292,238	$1,163,142	$904,679

Significant CAVA segment expenses
Food, beverage, and packaging	$106,146	$87,245	$342,060	$265,679
Labor	92,129	73,849	296,081	227,907
Occupancy	23,822	19,523	76,744	62,722
Other operating expenses[1]	48,896	38,005	153,269	113,478
Total CAVA segment expenses	270,993	218,622	868,154	669,786

CAVA Restaurant-Level Profit	82,726	71,165	285,390	226,732

Reconciliation of total reportable segment restaurant-level profit to income before income taxes:
Plus:
Other non-reportable segment profit	1,597	1,201	5,707	4,378
Less:
General and administrative expenses	38,072	31,499	129,462	104,944
Depreciation and amortization	21,271	17,628	67,703	55,254
Pre-opening costs	8,425	4,942	21,327	14,519
Impairment and asset disposal costs	1,554	1,176	5,501	3,917
Interest income, net	(3,544)	(3,575)	(10,919)	(11,773)
Other (income) expense, net	(135)	30	(1,274)	(471)
Income before taxes	$18,680	$20,666	$79,297	$64,720
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
Overview
CAVA Group, Inc. (together with its wholly owned subsidiaries, referred to as the “Company,” “CAVA,” “we,” “us,” and “our” unless specified otherwise) was formed as a Delaware corporation in 2015, and prior to that, the first CAVA restaurant opened in 2011 in Bethesda, Maryland. The Company is headquartered in Washington, D.C. and, as of October 4, 2026, the Company operated 500 fast-casual CAVA Restaurants in 30 states and Washington, D.C. The Company’s authentic Mediterranean cuisine unites taste and health, with a menu that features chef-curated and customizable bowls and pitas. The Company centrally produces dips, spreads, and certain dressing bases for use in its restaurants while also selling its dips, spreads, and prepared dressings in grocery stores.
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

The following table sets forth our key performance measures:

	Twelve Weeks Ended			Forty Weeks Ended
($ in thousands)	October 4, 2026	October 5, 2025	Change	October 4, 2026	October 5, 2025	Change
CAVA Revenue	$353,719	$289,787	$63,932	$1,153,544	$896,518	$257,026
Same Restaurant Sales	3.1%	1.9%	1.2%	7.3%	5.1%	2.2%
AUV	$3,111	$2,935	$176	N/A	N/A	N/A
CAVA Restaurant-Level Profit	$82,726	$71,165	$11,561	$285,390	$226,732	$58,658
CAVA Restaurant-Level Profit Margin	23.4%	24.6%	(1.2)%	24.7%	25.3%	(0.6)%
Net New CAVA Restaurant Openings	24	17	7	61	48	13
Digital Revenue Mix	38.5%	37.6%	0.9%	39.2%	37.6%	1.6%
Net income	$13,198	$14,747	$(1,549)	$59,781	$58,822	$959
Adjusted EBITDA[1]	$42,326	$40,042	$2,284	$158,776	$126,996	$31,780
Net income margin	3.7%	5.0%	(1.3)%	5.1%	6.5%	(1.4)%
Adjusted EBITDA margin[1]	11.9%	13.7%	(1.8)%	13.7%	14.0%	(0.3)%
__________________
1    See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue.

CAVA Restaurants and Net New CAVA Restaurant Openings
The following table details CAVA Restaurant unit data:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
CAVA Restaurants
Beginning of period	476	398	439	367
New CAVA Restaurant openings	24	17	62	48
Permanent closure	—	—	(1)	—
End of period	500	415	500	415

Results of Operations
Our results of operations, on a consolidated basis and by segment, for the twelve and forty weeks ended October 4, 2026 and October 5, 2025, are set forth below.
Comparison of the twelve weeks ended October 4, 2026 and October 5, 2025
Consolidated Results
The following table summarizes our consolidated results of operations:

	Twelve Weeks Ended
(in thousands)	October 4, 2026		October 5, 2025		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$356,436	100.0%	$292,238	100.0%	$64,198	22.0%
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	107,055	30.0	88,289	30.2	18,766	21.3
Labor	92,129	25.8	73,849	25.3	18,280	24.8
Occupancy	23,822	6.7	19,523	6.7	4,299	22.0

Other operating expenses	49,107	13.8	38,211	13.1	10,896	28.5
Total restaurant operating expenses	272,113	76.3	219,872	75.2	52,241	23.8
General and administrative expenses	38,072	10.7	31,499	10.8	6,573	20.9
Depreciation and amortization	21,271	6.0	17,628	6.0	3,643	20.7
Pre-opening costs	8,425	2.4	4,942	1.7	3,483	70.5
Impairment and asset disposal costs	1,554	0.4	1,176	0.4	378	32.1
Total operating expenses	341,435	95.8	275,117	94.1	66,318	24.1
Income from operations	15,001	4.2	17,121	5.9	(2,120)	(12.4)
Interest income, net	(3,544)	(1.0)	(3,575)	(1.2)	31	(0.9)
Other (income) expense, net	(135)	—	30	—	(165)	N/M
Income before taxes	18,680	5.2	20,666	7.1	(1,986)	(9.6)
Provision for income taxes	5,482	1.5	5,919	2.0	(437)	(7.4)
Net income	$13,198	3.7%	$14,747	5.0%	$(1,549)	(10.5)%
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA segment. Refer to “CAVA Segment Results” below for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth and higher equity-based compensation, partially offset by executive transition costs in the prior year quarter. As a percentage of revenue, general and administrative expenses decreased primarily due to leverage from higher sales and executive transition costs incurred in the prior year quarter, partially offset by investments to support future growth.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 5, 2025, capital investments made to enhance the guest and team member experience, and technology improvements.
Pre-opening costs:
The increase in pre-opening costs was due to the volume of new CAVA restaurants under construction and additional investments in new restaurant openings to support increased volumes.
Provision for income taxes:
The effective tax rate for the twelve weeks ended October 4, 2026 and October 5, 2025 was 29.3% and 28.6%, respectively.

CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Twelve Weeks Ended
	October 4, 2026		October 5, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$353,719	100.0%	$289,787	100.0%	$63,932	22.1%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	106,146	30.0	87,245	30.1	18,901	21.7
Labor	92,129	26.0	73,849	25.5	18,280	24.8
Occupancy	23,822	6.7	19,523	6.7	4,299	22.0
Other operating expenses	48,896	13.8	38,005	13.1	10,891	28.7
Total restaurant operating expenses	270,993	76.6	218,622	75.4	52,371	24.0
Restaurant-level profit	$82,726	23.4%	$71,165	24.6%	$11,561	16.2%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $58.1 million increase from the 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 5, 2025. In addition, the increase in CAVA Revenue was driven by an increase in Same Restaurant Sales of 3.1%, which consisted of a 3.0% increase from menu price and product mix and a 0.1% increase from Guest Traffic. While no ingredients in our supply chain were implicated, Same Restaurant Sales decreased by approximately 150 basis points due to the impact of Cyclospora and broader concerns around fresh produce consumption.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to an $18.4 million increase from the 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 5, 2025. The remainder of the increase was primarily due to an increase in Same Restaurant Sales of 3.1%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging decreased primarily due to expected tariff recoveries in the current quarter, the absence of tariffs incurred in the prior year quarter, and favorable mix, partially offset by higher input costs associated with the second quarter launch of Pomegranate Glazed Salmon and fuel surcharges incurred during the current quarter.
CAVA labor:
The increase in CAVA labor was primarily due to the 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 5, 2025. The remainder of the increase was primarily due to the impact of higher average hourly wages of approximately 3%, which includes the expansion of our Assistant General Manager role, and additional team member hours to support improved guest service and post-open success. As a percentage of CAVA Revenue, CAVA labor increased due to the aforementioned incremental wage and hour investments.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 5, 2025. As a percentage of CAVA Revenue, CAVA occupancy remained flat.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 102 Net New CAVA Restaurant Openings during or subsequent to the twelve weeks ended October 5, 2025, an increase in Same Restaurant Sales of 3.1%, a higher mix of third-party delivery, and investments in repairs and maintenance. As a percentage of CAVA Revenue, CAVA other operating expenses increased due to a higher mix of third-party delivery and investments in repairs and maintenance.

Other Results
The following table summarizes remaining activity related to our CPG operations and the production of dips, spreads, and certain dressing bases used in CAVA restaurants:

	Twelve Weeks Ended
	October 4, 2026		October 5, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$2,717	100.0%	$2,451	100.0%	$266	10.9%
Food, beverage, and packaging	909	33.5	1,044	42.6	(135)	(12.9)
Other operating expenses	211	7.8	206	8.4	5	2.4
The increase in revenue noted above was primarily due to higher CPG sales. As a percentage of revenue, food, beverage, and packaging decreased due to lower raw material input costs, partially offset by higher fuel surcharges.

Comparison of the forty weeks ended October 4, 2026 and October 5, 2025
Consolidated Results
The following table summarizes our consolidated results of operations:

	Forty Weeks Ended
(in thousands)	October 4, 2026		October 5, 2025		Change
	$	% of Revenue	$	% of Revenue	$	%
Revenue	$1,163,142	100.0%	$904,679	100.0%	$258,463	28.6%
Operating expenses:
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	345,235	29.7	268,798	29.7	76,437	28.4
Labor	296,081	25.5	227,907	25.2	68,174	29.9
Occupancy	76,744	6.6	62,722	6.9	14,022	22.4
Other operating expenses	153,985	13.2	114,142	12.6	39,843	34.9
Total restaurant operating expenses	872,045	75.0	673,569	74.5	198,476	29.5
General and administrative expenses	129,462	11.1	104,944	11.6	24,518	23.4
Depreciation and amortization	67,703	5.8	55,254	6.1	12,449	22.5
Pre-opening costs	21,327	1.8	14,519	1.6	6,808	46.9
Impairment and asset disposal costs	5,501	0.5	3,917	0.4	1,584	40.4
Total operating expenses	1,096,038	94.2	852,203	94.2	243,835	28.6
Income from operations	67,104	5.8	52,476	5.8	14,628	27.9
Interest income, net	(10,919)	(0.9)	(11,773)	(1.3)	854	(7.3)
Other income, net	(1,274)	(0.1)	(471)	(0.1)	(803)	170.5
Income before taxes	79,297	6.8	64,720	7.2	14,577	22.5
Provision for income taxes	19,516	1.7	5,898	0.7	13,618	N/M
Net income	$59,781	5.1%	$58,822	6.5%	$959	1.6%
__________________
N/M data not meaningful
Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses:
The increases in Revenue, Food, beverage, and packaging, Labor, Occupancy, and Other operating expenses are primarily driven by the growth of our CAVA segment. Refer to “CAVA Segment Results” below for more information.
General and administrative expenses:
The increase in general and administrative expenses was primarily due to investments to support future growth and higher equity-based compensation. As a percentage of revenue, general and administrative expenses decreased primarily due to leverage from higher sales, partially offset by investments to support future growth.
Depreciation and amortization:
The increase in depreciation and amortization was primarily driven by the addition of assets from the 133 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 5, 2025, capital investments made to enhance the guest and team member experience, and technology improvements.
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
Provision for income taxes:
The effective tax rate for the forty weeks ended October 4, 2026 and October 5, 2025 was 24.6% and 9.1%, respectively. The effective tax rate increased in the current year period primarily due to a lower discrete tax benefit associated with equity-based compensation, which resulted in a reduction in income tax expense of $4.7 million and $12.6 million in the forty weeks ended October 4, 2026 and October 5, 2025, respectively.
CAVA Segment Results
The following table summarizes the results of the CAVA segment:

	Forty Weeks Ended
	October 4, 2026		October 5, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$1,153,544	100.0%	$896,518	100.0%	$257,026	28.7%
Restaurant operating expenses (excluding depreciation and amortization)
Food, beverage, and packaging	342,060	29.7	265,679	29.6	76,381	28.7
Labor	296,081	25.7	227,907	25.4	68,174	29.9
Occupancy	76,744	6.7	62,722	7.0	14,022	22.4
Other operating expenses	153,269	13.3	113,478	12.7	39,791	35.1
Total restaurant operating expenses	868,154	75.3	669,786	74.7	198,368	29.6
Restaurant-level profit	$285,390	24.7%	$226,732	25.3%	$58,658	25.9%
CAVA Revenue:
The increase in CAVA Revenue was primarily due to a $195.8 million increase from the 133 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 5, 2025. In addition, the increase in CAVA Revenue was driven by an increase in Same Restaurant Sales of 7.3%, which consisted of a 4.2% increase from Guest Traffic and a 3.1% increase from menu price and product mix. While no ingredients in our supply chain were implicated, Same Restaurant Sales decreased by approximately 50 basis points due to the impact of Cyclospora and broader concerns around fresh produce consumption.
CAVA food, beverage, and packaging:
The increase in CAVA food, beverage, and packaging was primarily due to a $60.4 million increase from the 133 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 5, 2025. The remainder of the increase was primarily due to an increase in Same Restaurant Sales of 7.3%. As a percentage of CAVA Revenue, CAVA food, beverage, and packaging increased primarily due to higher input costs associated with the second quarter launch of Pomegranate Glazed Salmon and fuel surcharges, partially offset by expected tariff recoveries in the current year period, the absence of tariffs incurred in the prior year period, and favorable mix.

CAVA labor:
The increase in CAVA labor was primarily due to the 133 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 5, 2025 and an increase in Same Restaurant Sales of 7.3%. The remainder of the increase was primarily due to the impact of higher average hourly wages of approximately 3%, which includes the expansion of our Assistant General Manager role, and additional team member hours to support improved guest service and post-open success. As a percentage of CAVA Revenue, CAVA labor increased due to the aforementioned incremental wage and hour investments, partially offset by the impact of an increase in Same Restaurant Sales.
CAVA occupancy:
The increase in CAVA occupancy was primarily due to the 133 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 5, 2025. As a percentage of CAVA Revenue, CAVA occupancy decreased primarily due to operating leverage associated with an increase in Same Restaurant Sales of 7.3%.
CAVA other operating expenses:
The increase in CAVA other operating expenses was primarily due to the 133 Net New CAVA Restaurant Openings during or subsequent to the forty weeks ended October 5, 2025, an increase in Same Restaurant Sales of 7.3%, a higher mix of third-party delivery, and higher investments in repairs and maintenance. As a percentage of CAVA Revenue, CAVA other operating expenses increased primarily due to a higher mix of third-party delivery and investments in repairs and maintenance.
Other Results
The following table summarizes remaining activity related to CPG operations and the production of dips, spreads, and certain dressing bases used in CAVA restaurants:

	Forty Weeks Ended
	October 4, 2026		October 5, 2025		Change
(in thousands)	$	% of Revenue	$	% of Revenue	$	%
Revenue	$9,598	100.0%	$8,161	100.0%	$1,437	17.6%
Food, beverage, and packaging	3,175	33.1	3,119	38.2	56	1.8
Other operating expenses	716	7.5	664	8.1	52	7.8
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
The following table provides a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 4, 2026	October 5, 2025	October 4, 2026	October 5, 2025
Net income	$13,198	$14,747	$59,781	$58,822
Non-GAAP Adjustments
Interest income, net	(3,544)	(3,575)	(10,919)	(11,773)
Provision for income taxes	5,482	5,919	19,516	5,898
Depreciation and amortization	21,271	17,628	67,703	55,254
Equity-based compensation	4,500	3,285	17,923	14,517
Other (income) expense, net	(135)	30	(1,274)	(471)
Impairment and asset disposal costs	1,554	1,176	5,501	3,917
Executive transition costs	—	832	545	832
Adjusted EBITDA	$42,326	$40,042	$158,776	$126,996

Revenue	$356,436	$292,238	$1,163,142	$904,679
Net income margin	3.7%	5.0%	5.1%	6.5%
Adjusted EBITDA margin	11.9%	13.7%	13.7%	14.0%

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

Cash Overview
We had cash and cash equivalents of $297.9 million and $282.9 million as of October 4, 2026 and December 28, 2025, respectively. In addition, we had investments in fixed income debt securities of $130.0 million and $110.1 million as of October 4, 2026 and December 28, 2025, respectively. For the forty weeks ended October 4, 2026, our operations were funded from cash flows from operations.
We may allocate additional excess cash to our existing fixed income debt securities investment portfolio to optimize returns during the remainder of fiscal 2026, consisting of investments of similar type and duration as reflected in Item 1, Financial Statements, Note 3 (Investments). No additional excess cash has been funded to date. Any additional investments in fixed income debt securities remain subject to the Company’s overall capital allocation priorities, including new restaurant openings, investments to support our guests and team members, and share repurchases.
Cash Flows
The following table summarizes our cash flows:

	Forty Weeks Ended		Change
(in thousands)	October 4, 2026	October 5, 2025	$	%
Net cash provided by operating activities	$181,594	$144,537	$37,057	25.6%
Net cash used in investing activities	(169,635)	(228,808)	59,173	(25.9)
Net cash provided by financing activities	3,020	2,721	299	11.0
Net change in cash and cash equivalents	$14,979	$(81,550)	$96,529	(118.4)%
Operating Activities:
The increase in net cash provided by operating activities was primarily due to improved operating performance and favorable working capital changes including the impact of performance-based incentive compensation.
Investing Activities:
The decrease in net cash used in investing activities was primarily due to launching an investment portfolio of fixed income debt securities in the first quarter of fiscal 2025 to optimize returns on our cash balance, partially offset by higher capital expenditures related to future new CAVA restaurant openings, investments made to enhance the guest and team member experience, technology improvements, and investments to increase our manufacturing capacity.
Financing Activities:
The increase in net cash provided by financing activities was primarily due to increased proceeds from shares purchased under equity plans, partially offset by fees associated with the refinancing of our credit agreement.
Share Repurchases
On September 17, 2026, the Company's Board of Directors approved a share repurchase program with authorization to purchase up to $100.0 million of its outstanding shares of common stock. To date, the Company has not purchased any shares of its common stock under the program.
The share repurchase program has a duration of one year and will expire on September 17, 2027. This program does not obligate the Company to acquire any particular amount of common stock, and may be modified, suspended or terminated at any time at the Company's discretion. The amount and timing of repurchases are to be determined at the Company’s discretion, depending on market and business conditions, and prevailing stock prices among other factors.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended October 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 18, 2026, the Company announced that its Board of Directors approved a share repurchase program on September 17, 2026 with authorization to purchase up to $100.0 million of its outstanding shares of common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or by other means, including through trading plans intended to qualify under Rule 10b5-1 of the “Exchange Act” with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market and business conditions, and prevailing stock prices among other factors. Open market repurchases will be structured to occur in accordance with applicable federal securities laws. The share repurchase program will expire on September 17, 2027. This program does not obligate the Company to acquire any particular amount of common stock, and may be modified, suspended or terminated at any time at the Company's discretion. The Company expects to fund repurchases with a combination of existing cash and cash equivalents and cash flows from operations.
As of October 4, 2026, the Company had not purchased any of its shares of common stock under the program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Adoption or Termination of 10b5-1 Trading Plans
During the twelve weeks ended October 4, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each defined in Item 408 of Regulation S-K).

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

X Filed Herewith
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Exchange Act.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2026.

CAVA GROUP, INC.

By:	/s/ Tricia Tolivar
Name: Tricia Tolivar
Title: Chief Financial Officer (duly authorized officer and principal financial officer)